Form 10-Q
period 1995-03-31
PIONEER AMERICAN HOLDING CO CORP
filed 1995-05-10
CIK 760731

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington DC 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1995
                  --------------
Commission file number 0-14506
                       -------

                    Pioneer American Holding Company, Corp.
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                  23-2319931
          ------------                                  ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


  41 North Main Street, Carbondale  PA                    18407
  ------------------------------------                    -----
(Address of principal executive offices)                (Zip Code)

                                 (717) 282-2662
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes   x   No    .
                                                ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practical date.

Common Stock, $10.00 Par Value--1,390,420 common shares as of March 31, 1995.

                                     INDEX

                    PIONEER AMERICAN HOLDING COMPANY, CORP.

PART I.  FINANCIAL INFORMATION
- - - ------   ---------------------
     Item 1. Financial Statements (Unaudited)
             Condensed consolidated balance sheets--March 31, 1995,
              December 31, 1994 and March 31, 1994.-----------------------------Pages 3-4

             Condensed consolidated statements of income--Three months
              ended March 31, 1995 and 1994-------------------------------------Page  5

             Condensed consolidated statements of cash flows--Three months ended March 31, 1995 and 1994.------------------------------------Pages 6-7

             Notes to condensed consolidated financial statements--
              March 31, 1995.---------------------------------------------------Pages 8-12

    Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.----------------------------------------Pages 13-15

PART II.  OTHER INFORMATION
- - - --------  -----------------

    Item 1.  Legal Proceedings--------------------------------------------------Page 16

    Item 2.  Changes in Securities----------------------------------------------Page 16

    Item 3.  Defaults upon Senior Securities------------------------------------Page 16

    Item 4.  Submission of Matters to a Vote of Security Holders----------------Page 16

    Item 5.  Other Information--------------------------------------------------Page 16

    Item 6.  Exhibits and Reports on form 8-K-----------------------------------Page 16

    SIGNATURES------------------------------------------------------------------Page 17

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Balance Sheets (Unaudited)

                                                                                (Dollars in thousands)
=================================================================================================================
                                                                       March 31,     December 31,     March 31,
Assets                                                                      1995             1994          1994
- - - -----------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                 $ 10,888           11,489         9,577
Federal funds sold                                                         5,750               --         3,000
Mortgage loans held for sale                                                  --               --         3,055

Securities available for sale (cost of securities of $50,500 on March 31, 1995, $53,186 on December 31, 1994
  and $57,265 on March 31, 1994)

  U.S. Treasury securities                                                 3,602            3,532         3,735
  Federal agency mortgage based obligations                               16,278           17,012        22,349
  Other obligations of Federal agencies                                   27,266           28,199        31,539
  Other securities                                                         1,959            1,724           296
- - - -----------------------------------------------------------------------------------------------------------------
Total securities available for sale                                       49,105           50,467        57,919
- - - -----------------------------------------------------------------------------------------------------------------
Investment securities (approximate market value of
  $51,199 on March 31, 1995, $50,479 on Dec. 31, 1994
  and $23,734 on March 31, 1994)

  U.S. Treasury securities                                                    --              415            --
  Other obligations of Federal agencies                                   39,750           39,767        13,806
  Obligations of states and political subdivisions                        12,078           12,424        11,371
  Corporate notes                                                            199              299           299
  Other securities                                                            10               10            10
- - - -----------------------------------------------------------------------------------------------------------------
Total investment securities                                               52,037           52,915        25,486
- - - -----------------------------------------------------------------------------------------------------------------
Loans, net of unearned discount and deferred loan fees                   184,481          179,872       160,254
Allowance for possible loan losses                                        (2,756)          (2,699)       (2,728)
- - - -----------------------------------------------------------------------------------------------------------------
Net loans                                                                181,725          177,173       157,526
- - - -----------------------------------------------------------------------------------------------------------------
Accrued interest receivable                                                2,573            3,023         2,094
Premises and equipment                                                     3,564            3,462         3,095
Other real estate owned                                                      869              824         1,037
Other assets                                                               2,608            2,310         1,992
Cost in excess of fair value of net assets acquired
  (net of accumulated amortization of $807 March 31, 1995,
  $798 December 31, 1994 and $769 March 31, 1994)                            736              745           774
- - - -----------------------------------------------------------------------------------------------------------------
Total assets                                                            $309,855          302,408       265,555
=================================================================================================================

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Balance Sheets, Continued (Unaudited)

                                                                                (Dollars in thousands)
=================================================================================================================
                                                                       March 31,     December 31,     March 31,
Liabilities and Stockholders' Equity                                        1995             1994          1994
- - - -----------------------------------------------------------------------------------------------------------------
Deposits
  Demand -- noninterest bearing                                         $ 29,622           29,157        24,186
  NOW and Super NOW                                                       15,653           16,526        16,611
  Savings                                                                 55,594           55,333        57,110
  Money Market                                                            22,854           24,824        26,643
  Time                                                                   155,552          144,878       112,722
- - - -----------------------------------------------------------------------------------------------------------------
Total deposits                                                           279,275          270,718       237,272
- - - -----------------------------------------------------------------------------------------------------------------
Accrued interest payable                                                   2,220            1,716         1,140
Dividends payable                                                            417              416           389
Short term borrowings                                                         --            3,150            --
Note payable                                                                 275              275            --
Other liabilities                                                          1,427            1,155           952
- - - -----------------------------------------------------------------------------------------------------------------
Total liabilities                                                        283,614          277,430       239,753
- - - -----------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $10 par value per share,
  25,000,000 shares authorized; 1,390,420 shares on
  March 31, 1995, 1,387,445 on Dec. 31, 1994 and
  1,387,445 on March 31, 1994 issued and outstanding                      13,904           13,875        13,874
  Additional paid-in capital                                                  62               92            92
  Undivided profits                                                       13,196           12,806        11,404
  Net unrealized holding gains (losses) on
    available for sale securities                                           (921)          (1,795)          432
- - - -----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                26,241           24,978        25,802
- - - -----------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                              $309,855          302,408       265,555
=================================================================================================================

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statements of Income (Unaudited)
                                                                         Three Months Ended
                                                                       (Dollars in thousands)
===============================================================================================
                                                                       March 31,     March 31,
                                                                            1995          1994
- - - -----------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                          $    4,050         3,518
  Interest on Federal funds sold                                              22            48
  Interest on investments:
        Taxable                                                            1,421           997
        Non-taxable                                                          177           167
- - - -----------------------------------------------------------------------------------------------

Total interest income                                                      5,670         4,730
- - - -----------------------------------------------------------------------------------------------
Interest expense:
  Interest on other borrowed money & note payable                             21            --
  Interest on deposits                                                     2,531         1,733
- - - -----------------------------------------------------------------------------------------------

Total interest expense                                                     2,552         1,733
- - - -----------------------------------------------------------------------------------------------
Net interest income                                                        3,118         2,997

Provision for possible loan losses                                           120           130
- - - -----------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                        2,998         2,867
- - - -----------------------------------------------------------------------------------------------
Other operating income:
  Service charges on deposit accounts                                        201           177
  Gains on sales of securities available for sale                              7             7
  Other income                                                               187           132
- - - -----------------------------------------------------------------------------------------------
Total other operating income                                                 395           316
- - - -----------------------------------------------------------------------------------------------
Other operating expenses:
  Salaries and employee benefits                                           1,159         1,052
  Net occupancy expense of bank premises                                     194           183
  Furniture and equipment expenses                                           131           134
  Data processing expense                                                     91            81
  FDIC Insurance                                                             154           134
  Other expenses                                                             587           455
- - - -----------------------------------------------------------------------------------------------
Total other operating expenses                                             2,316         2,039
- - - -----------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of change in
  accounting principle                                                     1,077         1,144

Income tax expense                                                           270           320
- - - -----------------------------------------------------------------------------------------------
Income before cumulative effect of change in accounting
  principle                                                                  807           824
Cumulative effect of change in accounting
  for income taxes                                                            --            --
- - - -----------------------------------------------------------------------------------------------
Net income                                                            $      807           824
===============================================================================================
Per Share Data:

  Income before cumulative effect of change in
    accounting principle                                                    0.56          0.58
  Cumulative effect of change in accounting for
    income taxes                                                              --            --
- - - -----------------------------------------------------------------------------------------------
Net income per common share equivalent                                $     0.56          0.58
===============================================================================================
Weighted average common share and share equivalents                    1,448,444     1,421,098

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statements of Cash Flows (Unaudited)

                                                                       (Dollars in thousands)
===============================================================================================
                                                                       March 31,     March 31,
                                                                            1995          1994
- - - -----------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                             $   807           824

  Adjustments to reconcile net income to net
    cash from operating activities:
      Net gain on sales of securities available
        for sale                                                              (7)           (7)
      Accretion of discount on securities
        and money market investments                                         (15)          (15)
      Amortization of premium on investment
        securities                                                            43            31
      Provision for possible loan losses                                     120           130
      Increase (decrease) in deferred loan fees                                8           (49)
      Decrease (increase) in accrued interest receivable                     449           (28)
      Depreciation and amortization of premises
        and equipment                                                        199           172
      Loss (gain) on sales of premises and equipment                          --            (1)
      Loss on sale of other real estate                                       24             2
      Gain on sale of mortgage
        and PHEAA loans                                                       (2)           (7)
      Increase in other assets                                              (748)       (1,117)
      Amortization of goodwill                                                10            10
      Increase in accrued interest payable                                   504            89
      Increase (decrease) in other liabilities                               272            59
- - - -----------------------------------------------------------------------------------------------
  Total adjustments to reconcile net income to net cash
    from operating activities                                                857          (731)
- - - -----------------------------------------------------------------------------------------------

Net cash from operating activities                                         1,664            93
- - - -----------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from maturities of investment securities
    and securities available for sale                                      1,255         2,070
  Proceeds from sales of securities available for sale                     3,017         2,619
  Purchases of investment securities and securities
    available for sale                                                      (729)       (7,187)
  Proceeds from the sale of mortgage and PHEAA loans                         145         3,465
  Net (increase) decrease in loans made to customers, excluding provision for loan losses and change in
    deferred loan fees                                                    (5,055)       (2,968)
  Acquisition of premises and equipment                                     (301)          (70)
  Proceeds from sales of premises and equipment                               --            17
  Proceeds from sale of other real estate                                    162           241
- - - -----------------------------------------------------------------------------------------------

Net cash used in investing activities                                     (1,506)       (1,813)
- - - -----------------------------------------------------------------------------------------------


PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statements of Cash Flows, Continued (Unaudited)

                                                                       (Dollars in thousands)
===============================================================================================
                                                                       March 31,     March 31,
                                                                            1995          1994
- - - -----------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in demand, NOW and Super NOW,
    savings, money market and time deposits.                             $ 8,557          (283)
  Dividends paid                                                            (416)         (379)
  Other borrowed money                                                    (3,150)           --
  Exercise of stock options                                                   --           149
- - - -----------------------------------------------------------------------------------------------

Net cash from financing activities                                         4,991          (513)
- - - -----------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                       5,149        (2,233)

Cash and cash equivalents at beginning of year                            11,489        14,810
- - - -----------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                 $16,638        12,577
- - - -----------------------------------------------------------------------------------------------

Supplemental Disclosure:
  Cash payments for interest                                               2,048         1,644
  Cash payments for income taxes                                             400           475
  Transfer of assets from loans
    to other real estate                                                     232            --
  Net unrealized loss (gain) on securities
    available for sale                                                     1,395          (654)
  Tax effect on unrealized loss (gain)
    on securities available for sale                                         474          (222)

Notes to Condensed Consolidated Financial Statements
- - - ----------------------------------------------------

    (1)  Summary of Significant Accounting Policies:

    Business--Pioneer American Holding Company Corp. (the "Company") and its wholly owned subsidiary, Pioneer American Bank, National Association ("Pioneer") provide a wide range of banking services to individual and corporate customers through its branch banks in Lackawanna, Luzerne and Wayne counties in Pennsylvania. Pioneer is subject to competition from other financial institutions and other financial services companies. Pioneer is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

    Basis of Financial Statement Presentation--The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiary, Pioneer. All material intercompany balances and transactions between the Company and its subsidiary have been eliminated. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

    Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for possible loan losses and real estate owned, management obtains independent appraisals for significant properties to the extent considered practical.

    Mortgage Loans Held for Sale--The Company has identified certain loans as held for sale. These loans consist primarily of fixed rate residential mortgages and are recorded at the lower of cost or estimated market value.

    Securities Available for Sale--Securities available for sale are accounted for at fair value and the unrealized gains and losses are accounted for as a separate component of stockholders equity, net of tax.

    Investment Securities Held to Maturity--Investment securities held to maturity are carried at cost, adjusted for the amortization of the related premiums or the accretion of the related discounts into interest income using a method which approximates level-yield over the estimated remaining period until maturity. The Company believes it has the intent and ability to hold to maturity its portfolio of investment securities as part of its portfolio of long-term interest earning assets.

    Interest Revenue and Expenses--Interest revenue and expenses are accrued on various methods which approximate a level or cost when related to principal amounts outstanding. Unearned discount on loans is amortized to income by a method which also approximates a level yield on the principal amounts outstanding.

    Loan Fees--Loan origination fees and direct loan origination costs are recognized over the life of the related loan as an adjustment of the loan's yield.

    Non-accrual Loans--The accrual of interest on loans is discontinued when payment of principal or interest is considered doubtful of collection. Loans on which payments are ninety days or more past due are considered non-accrual unless the loan is both well secured and in the process of collection. When interest accrual is discontinued, the interest receivable which was previously credited to income is reversed.

- - - ---------------------------------------------------------------

    (1)  Summary of Significant Accounting Policies, continued:

    Allowance for Possible Loan Losses--The Provision for possible loan losses charged to operating expenses reflects the amount deemed appropriate by management to produce a reserve adequate to meet the present risk characteristics of Pioneer's loan portfolio. Management's judgment is based on the evaluation of individual loans and their overall risk characteristics, past experiences with respect to the relationship of its loan losses to the loan portfolio, the assessment of current economic conditions and other relevant factors.

    Management believes that the allowance for possible loan losses is adequate. While management uses available information to make its evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Pioneer's allowance for possible loan losses. Such agencies may require Pioneer to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

    Premises and Equipment--Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated lives of the related assets as follows: building 20-33 years; building and land improvements 5-10 years; equipment 3-12 years; and leasehold improvements over 10-15 years. No depreciation is taken on capital projects-in-progress until such projects are completed and placed in service. Maintenance and repairs are charged to operations as incurred.

    Other Real Estate Owned--Other real estate owned consists of real estate acquired through foreclosure and is stated at the lower of estimated fair value, less estimated disposal costs, or cost. Allowances for declines in value subsequent to acquisition were not necessary at both March 31, 1995 and 1994. While management uses the best information available to make its evaluations, future adjustments to the valuation of other real estate may be necessary if economic conditions differ significantly from the assumption used in making the evaluation.

    Cost in Excess of Fair Value of Net Assets Acquired--Cost in excess of fair value of net assets acquired arose from an acquisition in 1976 and is being amortized on a straight-line basis over a period of 40 years.

    Income Taxes-- Effective January 1, 1994 the Company adopted Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes, (SFAS No. 109) which changes the method by which the Company accounts for deferred income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled.

    Prior to 1994, the Company accounted for income taxes in accordance with Accounting Principles Board Opinion No. 11. Accordingly, certain income and expense items were recognized differently for financial reporting purposes than for income tax purposes. Provisions for deferred taxes were made to recognize those timing differences.

    Cash and Cash Equivalents-- For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds are sold for one-day periods.

- - - ---------------------------------------------------------------

    (1)  Summary of Significant Accounting Policies, continued:

    Recently Issued Accounting Standards--In December 1990, the FASB adopted Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions. Since the Company provided no such benefits, implementation of SFAS No. 106 has had no effect on its financial statements.

    In November 1992, the FASB issued Statement of Financial Accounting Standards 112, Employers' Accounting for Postemployment Benefits. This statement is effective for fiscal years beginning after December 15, 1994. Generally, the Company does not offer postemployment benefits as defined in this Statement. The Company believes implementation of this Statement will not have a material effect on its financial statements.

    In 1994, the FASB issued Statement of Financial Accounting standards (SFAS) No. 114, Accounting by Creditors for Impairment of Loans. SFAS No. 114 requires certain impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's market price or the fair value of the collateral if the loan is collateral dependent. This statement is effective for fiscal years beginning after December 15, 1994 and will be reflected on a prospective basis. The Company believes implementation of this statement will not have a material effect on its financial condition.

       (2)  Investment Securities

    During the quarter ended March 31, 1995, the Company adopted Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115) which changes the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities.

    The Company prospectively adopted SFAS No. 115 on January 1, 1994. The effect of this change was the classification of applicable investments in three categories consisting of held-to-maturity, trading and available for sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Trading securities are accounted for at their fair value with the unrealized gains and losses included in current earnings. The Company has not classified any of it's investments as trading during the first three months ended March 31, 1995. All other securities not included in trading or held to maturity are classified as available for sale.

    Securities available for sale are accounted for at fair value. Unrealized gains and losses on securities available for sale are accounted for as a separate component of stockholders' equity, net of tax.

- - - ---------------------------------------------------------------

    (2)  Continued:

Securities available for sale at March 31, 1995, December 31, 1994 and March 31, 1994 are summarized as follows:

                                                             March 31,               December 31,               March 31,
                                                               1995                     1994                      1994
                                                        Cost     Market Value     Cost     Market Value     Cost     Market Value
                                                      ----------------------------------------------------------------------------
U.S. Treasury Securities                              $ 3,504       3,602         3,506       3,532          3,513       3,735
Federal agency mortgage based obligations              17,109      16,278        18,513      17,012         22,424      22,349
Other obligations of Federal agencies                  27,928      27,266        29,443      28,199         31,032      31,539
Other Securities                                        1,959       1,959         1,724       1,724            296         296
                                                      -----------------------------------------------------------------------------
Securities available for sale:                        $50,500      49,105        53,186      50,467         57,265      57,919
                                                      -----------------------------------------------------------------------------



    The adjustment in stockholders' equity for the unrealized loss of the securities available for sale at March 31, 1995, net of tax, was $921,000. Included in net deferred tax assets is $474,000 for this same unrealized loss.

    Held-to-maturity securities are those securities for which the Company has the ability and interest to hold the security until maturity. These securities are accounted for at amortized cost. Securities at March 31, 1995, December 31, 1994 and March 31, 1994 consist of held-to-maturity securities are summarized as follows:

                                                             March 31,               December 31,               March 31,
                                                               1995                     1994                      1994
                                                        Cost     Market Value     Cost     Market Value     Cost     Market Value
                                                      ----------------------------------------------------------------------------
U.S. Treasury Securities                              $    --          --          415         415             --           --
Other obligations of Federal Agencies                  39,750      38,865       39,767      37,704         13,806       11,565
Obligations of States and Political subdivisions       12,078      12,123       12,424      12,049         11,371       11,837
Corporate Notes                                           199         202          299         302            299          322
Other Securities                                           10           9           10           9             10           10
                                                      ----------------------------------------------------------------------------
Investment Securities                                 $52,037      51,199       52,915      50,479         25,486       23,734
                                                      ----------------------------------------------------------------------------

(3) Restrictions on Cash and Due from Banks--Pioneer is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included March 31, 1995 was $1,116,000 which amount was satisfied through the restriction of vault cash.

    Pioneer is also required to maintain certain balances at correspondent banks based upon activity with the correspondent. At March 31, 1995, the amount of such balances was $49,000.

- - - ---------------------------------------------------------------

(4) Stockholders' Equity and Per Share Data-- In the fourth quarter of 1993 the Company's Board of Directors declared a two for one stock split effected in the form of a stock dividend which was approved by the Company's shareholders. The split was effective on February 7, 1994. Also approved was an increase in the number authorized shares of common stock from 1,000,000 ($10 par value) to 25,000,000 ($10 par value). These financial statements have been adjusted to reflect the stock split.

    At March 31, 1995 there were 25,000,000 shares of common stock at $10 par value authorized with 1,390,420 shares issued and outstanding.

    Through March 31, 1995 the Company has issued and outstanding 129,154 options to purchase shares of the Company, exercisable at between $16.00 to $26.00 per share. In the first quarter Officers of the Company exercised 5,475 of previously issued options.

    The market value of the common shares of the Company at March 31, 1995 was $35.50. The impact of all the options issued and outstanding on the calculation of earnings per share was additional incremental common stock equivalents of 58,024 shares.

(5) Employee Benefit Plan--The Bank has an employee stock ownership plan which includes substantially all employees who have at least one year of service. During 1989 and 1990, Pioneer American Bank, N.A. Employee Stock Ownership Plan
(ESOP) obtained lines of credit from another financial institution in the amount of $650,000 of which there was no outstanding balance at March 31, 1995 and 1994, respectively.

    The Bank has a savings and investment plan. Employees who have completed one year of service with 1,000 hours of employment during that year are eligible to participate.

    The Company maintains employment contracts with its President, Senior Executive Vice President and Chief Operations Officer. The Company also maintains insurance contracts for its President and Executive Vice President.

Financial Review Management's Discussion and Analysis of
Financial Condition and Result of Operation
- - - --------------------------------------------------------

Highlights
- - - ----------

    Total Assets were $309,855,000 at March 31, 1995 and $265,555,000 at March 31, 1994 which is an increase of $44,300,000 or 16.7%. Deposits increased by $42,003,000 from $237,272,000 at March 31, 1994 which is an increase of 17.7% at
March 31 of 1995. The increase in deposits was the result of a special certificate of deposit that was offered during the month of July, 1994 which increased time deposits approximately 17.2%. In addition, demand deposits non-interest bearing grew approximately 22.5% through retail growth. These new monies were used to fund retail loan growth and securities purchases. Total loan volume as of March 31, 1994 stood at $160,581,000, increasing by $21,144,000 or 13.2% to $181,725,000 at March 31, 1995. At March 31, 1995, total assets increase $7,447,000 over December 31, 1994, deposits increased $8,557,000 or 3.2% and loans increased $4,552,000 or 2.6%.

    The average earning assets were $283,257,000 during the three months ended March 31, 1995 and $246,871,000 during the three months ended March 31, 1994. This is an increase of $36,386,000 or 14.7%.

    Average total assets during the three months ended March 31, 1995 were $304,521,000 and $264,331,000 for the three months ended March 31, 1994. The return on average total assets was 1.1% for the three months ended March 31, 1995 and 1.2% for the same period of 1994. Return on average equity for the first three months of 1995 and 1994 were 12.8% and 13.2% respectively. Average equity for both periods was $25,136,000 for the first three months of 1994 and $24,991,000 for the first three months of 1994.

Net Interest Revenue
- - - --------------------

    Net interest income for the first three months of 1995 increased $121,000 or 4.0% compared with the same period of 1994. While total interest revenue increased $940,000 or 19.9%, interest paid increased by $819,000 or 47.3% resulting in a net effect of a increase of $121,000 or 4.0% in net interest income. The increase in interest income from the change in the volume of assets was primarily a result of an increase in the securitues portfolio. This increase was offset by an increase in the volume interest bearing deposits which increased interest expense. Net income per share was $.56 for the first three months of 1995 compared to $.58 for the first three months of 1994. Earnings per share data is based on share equivalent of 1,448,444 March 31, 1995 and 1,421,098 shares March 31, 1994. Net income decreased $17,000 or 2.1% comparing the first three months of 1995 to the first three months of 1994, and is attributed to an increase in other expenses of 29.% in 1995. The increase in 1995 is do to fees incurred for the partial outsourcing of the internal audit function and normal increases in other miscellaneous expense.

Provision and Reserve for Possible Loan Losses
- - - ----------------------------------------------
                                                   Three Months Ended March 31,
                                                       1995             1994
                                                   ---------------------------
Balance at beginning of period                     $2,699,000        2,604,000
Recoveries                                             15,000           36,000
Less: Charge Offs                                      78,000           42,000
Provision for Loan Losses                             120,000          130,000
- - - ------------------------------------------------------------------------------
Balance at end of period                           $2,756,000        2,728,000
- - - ------------------------------------------------------------------------------

Financial Review Management's Discussion and Analysis of
Financial Condition and Result of Operation, continued
- - - --------------------------------------------------------


    The provision for possible loan losses for the first three months of 1995 amounted to $120,000. It was $130,000 for the first three months of 1994. Net charges offs for the first three months of 1995 totaled $63,000 while net charge offs for the same period of 1994 were $6,000. The ratio of net charge offs during the first three months of 1995 to average loans outstanding during the same period was .04% and for the first three months of 1994 was .004%.

    The reserve for possible loan losses at March 31, 1995 totaled $2,756,000, increasing $28,000, 1.0% from $2,728,000 at March 31, 1994. These additions have brought the Company ratio of reserve for possible loan losses to total loans outstanding to 1.5% at March 31, 1995, and the same ratio as of March 31, 1994 was 1.7%.

Other Operating Revenue
- - - -----------------------

    Other operating revenue for the first three months of 1994 was $316,000 increasing 25.0% to $395,000 reported for the first three months of 1995. Included in other income in 1995 was $70,000 from life insurance proceeds due to the death of a bank director. This represented the largest increase in total other operating revenue, comparing the first three months of 1995 to the first three months of 1994. Service charge income on deposit accounts increased in 1995 due to an increase in the fees collected for returned items.

Other Operating Expenses
- - - ------------------------

    Total other operating expenses were $2,039,000 in the first three months of 1994 while other operating expenses were $2,316,000 in the first three months of 1995; reflecting a increase of $277,000 or 13.6% for the first three months of 1995. Other expenses increased $132,000 or 29.0% comparing the first three months of 1995 to the first three months of 1994. Salaries and employee benefits which represent the most significant portion of non-interest expenses, increased by 10.2%. The 1995 increase is attributed to normal salary and benefit increases and an increase in full time equivalents which included the addition of staff for three new branches opened in 1994.

Income Taxes
- - - ------------

    The provision for income taxes for the first three months of 1995 was $270,000 and $320,000 for the first three months of 1994. This reflects the current tax rates and the level of income for both periods. This is the estimated provision for income tax for the period as determined by operations of the corporation.

Non-Performing Loans
- - - --------------------

    Non-performing loans are listed as follows:

                                                 03/31/95      03/31/94
                                                ----------    ----------
Non Accrual                                     $  200,000    $  580,000
Loans 90 days or more past due                   1,792,000     2,620,000
Restructured                                     1,071,000       756,000
                                                ----------    ----------
                                                $3,063,000    $3,956,000

    The loan loss reserve as of March 31, 1995 has been deemed adequate by management. The allowance for loan loss as of March 31, 1995 was $2,756,000. This amount is sufficient to cover inherent losses given the moderate past due, nonperforming and classified levels. Determination for loan loss reserve adequacy follows the guidelines in the Comptroller's Banking Circular No.201(revised), including risk loss analysis, specific allocations for problematic credits and provision for class loans.

Financial Review Management's Discussion and Analysis of
Financial Condition and Result of Operation, continued
- - - --------------------------------------------------------

Capital Management and Liquidity and Rate Sensitivity
- - - -----------------------------------------------------

    The objectives of the Corporation's capital management policy places and emphasis on both current financial positioning and future capital needs based on anticipated growth. These objectives are maintained by management which monitors its liquidity requirements though its asset/liability management program. This program, with other management analysis, enables the bank to meet its cash flow requirements and adapt to the changing needs of the Corporation's customers and the requirements of regulatory agencies. The Corporation's principal source of liquidity has been short-term U.S. Government and U.S. Agency obligations, and various corporate notes. Money market investments and portfolio investments are kept liquid in order to effectively match our current deposit structure.

    The Corporation is affected by changes in the level of rates of interest. Earnings will be sensitive to interest rate changes to the degree that the average yield on assets responds differently to a change in interest rates than does average cost of funds. Adequate liquidity affords the Corporation flexibility in meeting consumer loan demand and deposit fluctuations.

    The Corporation actively manages the interest rate sensitivity characteristics of its assets and liabilities to control the effects of changes in the general level of interest rates upon net interest revenue. This is accomplished by the asset/liability committee which consists of senior management and the board of directors, who are responsible for management decisions as to the asset/liability maturity mix.

Effects of Inflation
- - - --------------------

    The economic outlook for the remaining part of 1995 and early spring of 1996 remains unsettled and uncertain. The Federal Reserve may have the task of sustaining expansion while stemming inflationary trends, in the realm of current fiscal policy. Economic conditions are reviewed by management in a continuing effort to adjust to the changing economic environment. The effects of these changes on the banking industry as a whole in the Company's market area are reviewed by management in order to compete at a level consistent with the goals of profitability and sound management policy.

    Increases in the rate of inflation can increase longer term interest rates, which can reduce the value of investment securities, mortgage loans and other fixed rate and term assets. Inflationary periods also may tend to increase the borrowing needs of consumers, leading to requests for additional funds, which can expand total loans above expected levels and therefore require increased efforts to ensure the maintenance of adequate capital.

    The banking industry is affected by inflation in a different manner than other industries, although certain changes have similar effects on both banks and other business enterprises. Current economic indicators are moving in the direction of possible inflationary changes. Interest rates have been increasing in response to economic changes and which will affect the Asset/ Liability policy of the bank. Rates on Deposits and Loans are changed as necessary with consideration of economic and market conditions. Our continuing efforts to monitor all phases of the financial condition of all assets which can be affected by inflation includes the pricing of collateral on a regular basis. The coming months will reveal the effect of inflationary fluctuations on the economy.

Part II.
- - - --------

Item 1.  Legal Proceedings
- - - --------------------------

The nature of the business of Pioneer American Holding Company Corp. and its subsidiary, Pioneer American Bank, N.A., generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of management, there are no proceedings pending to which Pioneer American or its subsidiary are parties or to which their property is subject, which, if determined adversely, would be material in relation to Pioneer American's shareholders' equity or financial condition. In addition, no material proceedings are pending or are known to be threatened or contemplated against Pioneer American or its subsidiary by governmental authorities or other parties.

Item 2.  Changes in Securities
- - - ------------------------------

None

Item 3.  Default Upon Senior Executives
- - - ---------------------------------------

None

Item 4.  Submission of Matters to a Vote of Security Holders
- - - ------------------------------------------------------------

None

Item 5.  Other Information
- - - --------------------------

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
- - - -----------------------------------------

None

                                  SIGNATURES *

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PIONEER AMERICAN HOLDING COMPANY, CORP.

Date:  April 26, 1995           By /s/ Donald A. Hoyle, Jr.
                                  ---------------------------------------
                                       Donald A. Hoyle, Jr.
                                       President & C.E.O.


Date:  April 26, 1995           By /s/ John W. Reuther
                                  ---------------------------------------
                                       John W. Reuther
                                       Senior Executive Vice President &
                                       Chief Financial Officer