Form 10-Q
period 1995-06-30
PIONEER AMERICAN HOLDING CO CORP
filed 1995-08-09
CIK 760731

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington DC 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1995
Commission file number 0-14506

                    Pioneer American Holding Company, Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                   23-2319931
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  41 North Main Street, Carbondale  PA                       18407
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

                                 (717) 282-2662
              ---------------------------------------------------
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes x No    .
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practical date.

Common Stock, $10.00 Par Value--1,393,175 common shares as of June 30, 1995.

                                     INDEX

                    PIONEER AMERICAN HOLDING COMPANY, CORP.

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Condensed consolidated balance sheets--June 30, 1995,
               December 31, 1994 and June 30, 1994.....................Pages 2-3

             Condensed consolidated statements of income--Six months
               ended June 30, 1995 and 1994..............................Page  4

             Condensed consolidated statements of cash flows--Six months ended June 30, 1995 and 1994............................Pages 5-6

             Notes to condensed consolidated financial statements--
               June 30, 1995..........................................Pages 7-10

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations.............................Pages 11-13

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings...........................................Page 14

     Item 2. Changes in Securities.......................................Page 14

     Item 3. Defaults upon Senior Securities.............................Page 14

     Item 4. Submission of Matters to a Vote of Security Holders.........Page 14

     Item 5. Other Information...........................................Page 14

     Item 6. Exhibits and Reports on form 8-K............................Page 14




     SIGNATURES..........................................................Page 15

                     PIONEER AMERICAN HOLDING COMPANY CORP.
                    Consolidated Balance Sheets (Unaudited)

                                                                                     (Dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------
                                                                       June 30,            December 31,           June 30,
Assets                                                                   1995                  1994                 1994
---------------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                               $ 11,011                11,489               10,248
Federal funds sold                                                      13,000                     -                2,975
Mortgage loans held for sale                                                                                        1,535

Securities available for sale (cost of securities of $55,572 on June 30, 1995, $53,186 on December 31, 1994
    and $52,810 on June 30, 1994)

    U.S. Treasury securities                                             2,555                 3,532                3,669
    Federal agency mortgage based obligations                           19,308                17,012               20,905
    Other obligations of Federal agencies                               31,386                28,199               27,068
    Other securities                                                     1,959                 1,724                  296
---------------------------------------------------------------------------------------------------------------------------
Total securities available for sale                                     55,208                50,467               51,938
---------------------------------------------------------------------------------------------------------------------------

Investment securities (approximate market value of $51,899 on June 30, 1995, $50,479 on Dec 31, 1994 and $30,754 on June 30, 1994)

         U.S. Treasury securities                                            -                   415                    -
         Other obligations of Federal agencies                          39,732                39,767               18,773
         Obligations of states and political subdivisions               11,813                12,424               12,331
         Corporate notes                                                   199                   299                  299
         Other securities                                                   10                    10                   10
---------------------------------------------------------------------------------------------------------------------------
Total investment securities                                             51,754                52,915               31,413
---------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned discount and deferred loan fees                 187,985               179,872              164,049
Allowance for possible loan losses                                      (2,641)               (2,699)              (2,807)
---------------------------------------------------------------------------------------------------------------------------
Net loans                                                              185,344               177,173              161,242
---------------------------------------------------------------------------------------------------------------------------

Accrued interest receivable                                              2,999                 3,023                2,110
Premises and equipment                                                   3,416                 3,462                3,166
Other real estate owned                                                    909                   824                1,234
Other assets                                                             3,120                 2,310                2,666
Cost in excess of fair value of net assets acquired
    (net of accumulated amortization of $817 June 30, 1995,
    $798 December 31, 1994 and $778 June 30, 1994)                         726                   745                  765
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                          $327,487               302,408              269,292
---------------------------------------------------------------------------------------------------------------------------

                    PIONEER AMERICAN HOLDING COMPANY, CORP.
               Consolidated Balance Sheets, Continued (Unaudited)

                                                                                          (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------
                                                                             June 30,          December 31,          June 30,
Liabilities and Stockholders' Equity                                           1995                1994                1994
------------------------------------------------------------------------------------------------------------------------------

Deposits:
     Demand - noninterest bearing                                           $ 30,001              29,157              27,121
     NOW and Super NOW                                                        15,342              16,526              16,048
     Savings                                                                  55,568              55,333              57,978
     Money Market                                                             20,998              24,824              25,806
     Time                                                                    167,762             144,878             113,693
------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                               289,671             270,718             240,646
------------------------------------------------------------------------------------------------------------------------------

Accrued interest payable                                                       2,816               1,716               1,328
Dividends payable                                                                418                 416                 388
Short term borrowings                                                          5,000               3,150                   -
Note payable                                                                     275                 275                   -
Other liabilities                                                              2,020               1,155               1,776
------------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                            300,200             277,430             244,138
------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Common stock, $10 par value per share,
     25,000,000 shares authorized; 1,393,175 shares on
     June 30, 1995, 1,387,445 on Dec. 31, 1994 and
     1,387,445 on June 30,1994 issued and outstanding                         13,932              13,875              13,874
     Additional paid-in capital                                                   35                  92                  92
     Undivided profits                                                        13,560              12,806              11,763
     Net unrealized holding gains(losses) on
         available for sale securities                                          (240)             (1,795)               (575)
------------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                    27,287              24,978              25,154
------------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                  $327,487             302,408             269,292
------------------------------------------------------------------------------------------------------------------------------



                    PIONEER AMERICAN HOLDING COMPANY, CORP.
                 Consolidated Statements of Income (Unaudited)

                                                                       Three Months Ended                   Six Months Ended
                                                                     (Dollars in  thousands)             (Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    June 30,          June 30,          June 30,          June 30,
                                                                      1995              1994              1995              1994
-----------------------------------------------------------------------------------------------------------------------------------
Interest income:
    Interest and fees on loans                                    $   4,212             3,487             8,262             7,005
    Interest on Federal funds sold                                       68                27                90                75
    Interest on investments:
        Taxable                                                       1,435             1,086             2,856             2,083
        Non-taxable                                                     172               177               349               344
-----------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                 5,887             4,777            11,557             9,507
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense:
    Interest on other borrowed money & note payable                      36                 -                57                 -
    Interest on deposits                                              2,766             1,776             5,297             3,509
-----------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                2,802             1,776             5,354             3,509
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                   3,085             3,001             6,203             5,998
Provision for possible loan losses                                       90                80               210               210
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                   2,995             2,921             5,993             5,788
-----------------------------------------------------------------------------------------------------------------------------------
Other operating income:
    Service charges on deposit accounts                                 206               178               407               355
    Gains on sales of securities available for sale                     172                50               179                57
    Gains on securities held to maturity                                  3                 -                 3                 -
    Other income                                                        144               107               331               239
-----------------------------------------------------------------------------------------------------------------------------------
Total other operating income                                            525               335               920               651
-----------------------------------------------------------------------------------------------------------------------------------
Other operating expenses:
    Salaries and employee benefits                                    1,128             1,031             2,287             2,083
    Net occupancy expense of bank premises                              190               167               384               350
    Furniture and equipment expenses                                    142               130               273               264
    Data processing expense                                              90                81               181               162
    FDIC Insurance                                                      154               134               308               268
    Other expenses                                                      724               615             1,311             1,070
-----------------------------------------------------------------------------------------------------------------------------------
Total other operating expenses                                        2,428             2,158             4,744             4,197
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of change in
    accounting principle                                              1,092             1,098             2,169             2,242
Income tax expense                                                      310               350               580               670
-----------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change in accounting
    principle                                                           782               748             1,589             1,572
Cumulative effect of change in accounting
    for income taxes                                                      -                 -                 -                 -
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                       $      782               748             1,589             1,572
-----------------------------------------------------------------------------------------------------------------------------------
Per Share Data:
    Income before cumulative effect of change in
        accounting principle                                           0.54              0.52              1.10              1.10
    Cumulative effect of change in accounting for
        income taxes                                                      -                 -                 -                 -
-----------------------------------------------------------------------------------------------------------------------------------
Net income per common share equivalent                           $     0.54              0.52              1.10              1.10
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average common share and share equivalents               1,449,449         1,430,850         1,448,967         1,427,765

                    PIONEER AMERICAN HOLDING CONMPANY, CORP
               Consolidated Statements of Cash Flows (Unaudited)

                                                                                           (Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                                                     June 30,                   June 30,
                                                                                       1995                       1994
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                        $ 1,589                      1,572

   Adjustments to reconcile net income to net
      cash from operating activities:
         Net gain on sales of securities available
            for sale                                                                    (179)                       (57)
         Net gain on held to maturity securities                                          (3)                         -
         Accretion of discount on securities
            and money market investments                                                 (30)                       (64)
         Amortization of premium on investment
            securities                                                                    84                         79
         Provision for possible loan losses                                              210                        210
         Increase (decrease) in deferred loan fees                                        10                        (50)
         Decrease (increase) in accrued interest receivable                               23                        (44)
         Depreciation and amortization of premises
            and equipment                                                                403                        343
         Loss (gain) on sales of premises and equipment                                    2                         (1)
         Loss on sale of other real estate                                                76                         34
         Gain on lease termination                                                         -                        (78)
         Loss (gain) on sale of mortgage
            and PHEAA loans                                                              (24)                        31
         Increase in other assets                                                     (1,609)                    (1,118)
         Amortization of goodwill                                                         19                         19
         Increase in accrued interest payable                                          1,100                        277
         Increase in other liabilities                                                   865                        607
-------------------------------------------------------------------------------------------------------------------------
   Total adjustments to reconcile net income to net cash
      from operating activities                                                          947                        188
-------------------------------------------------------------------------------------------------------------------------

Net cash from operating activities                                                     2,536                      l,760
-------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from maturities of investment securities
      and securities available for sale                                                3,855                      5,161
   Proceeds from sales of securities available for sale                               10,710                      4,270
   Purchases of investment securities and securities
      available for sale                                                             (15,662)                   (13,350)
   Proceeds from the sale of mortgage and PHEAA loans                                  1,470                      4,921
   Net increase in loans made to customers, excluding
      provision for loan losses and change in
      deferred loan fees                                                             (10,161)                    (6,987)
   Acquisition of premises and equipment                                                (359)                      (390)
   Proceeds from sales of premises and equipment                                           -                         17
   Proceeds from sale of other real estate                                               163                        263
-------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                 (9,984)                    (6,095)
-------------------------------------------------------------------------------------------------------------------------

                    PIONEER AMERICAN HOLDING COMPANY, CORP.
          Consolidated Statements of Cash Flows, Continued (Unaudited)

                                                          (Dollars in thousands)
--------------------------------------------------------------------------------
                                                           June 30,    June 30,
                                                             1995        1994
--------------------------------------------------------------------------------
Cash flows from financing activities:
    Net increase in demand, NOW and Super NOW,
        savings, money market and time deposits       $     18,953       3,091
    Dividends paid                                            (833)       (767)
    Notes payable                                                -         275
    Increase in Other borrowed money                         1,850           -
    Exercise of stock options                                    -         149
--------------------------------------------------------------------------------
Net cash from financing activities                          19,970       2,748
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        12,522      (1,587)
Cash and cash equivalents at beginning of year              11,489      14,810
--------------------------------------------------------------------------------
Cash and cash equivalents at end of year              $     24,011      13,223
--------------------------------------------------------------------------------
Supplemental Disclosure:
    Cash payments for interest                               4,254       3,232
    Cash payments for income taxes                             950         875
    Transfer of assets from loans
        to other real estate                                   324         250
    Net unrealized loss (gain) on securities
        available for sale                                     240         575
    Tax effect on unrealized loss (gain)
        on securities available for sale                       124         297

Notes to Condensed Consolidated Financial Statements

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

        Other Real Estate Owned--Other real estate owned consists of real estate acquired through foreclosure and is stated at the lower of estimated fair value, less estimated disposal costs, or cost. Allowances for declines in value subsequent to acquisition were not necessary at both June 30, 1995 and 1994. While management uses the best information available to make its evaluations, future adjustments to the valuation of other real estate may be necessary if economic conditions differ significantly from the assumption used in making the evaluation.

        Cost in Excess of Fair Value of Net Assets Acquired--Cost in excess of fair value of net assets acquired arose from an acquisition in 1976 and is being amortized on a straight-line basis over a period of 40 years.

        Income Taxes-- Effective January 1, 1993 the Company adopted Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes, (SFAS No. 109) which changes the method by which the Company accounts for deferred income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled.

        Prior to 1993, the Company accounted for income taxes in accordance with Accounting Principles Board Opinion No. 11. Accordingly, certain income and expense items were recognized differently for financial reporting purposes than for income tax purposes. Provisions for deferred taxes were made to recognize those timing differences.

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

        In November 1992, the FASB issued Statement of Financial Accounting Standards 112, Employers' Accounting for Postemployment Benefits. This statement is effective for fiscal years beginning after December 15, 1993. Generally, the Company does not offer postemployment benefits as defined in this Statement. The Company believes implementation of this Statement will not have a material effect on its financial statements.

        In 1993, the FASB issued Statement of Financial Accounting standards
(SFAS) No. 114, Accounting by Creditors for Impairment of Loans. SFAS No. 114 requires certain impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's market price or the fair value of the collateral if the loan is collateral dependent. This statement is effective for fiscal years beginning after December 15, 1994 and will be reflected on a prospective basis. The Company believes implementation of this statement will not have a material effect on its financial condition.

       (2)  Investment Securities

      Effective January 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115) which changes the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities.

        The effect of this change was the classification of applicable investments in three categories consisting of held-to-maturity, trading and available for sale. Trading securities are bought and held principally for the purpose of selling them in the near term.

        (2) Continued:

Trading securities are accounted for at their fair value with the unrealized gains and losses included in current earnings. The Company has not classified any of it's investments as trading during the first six months ended June 30, 1995. All other securities not included in trading or held to maturity are classified as available for sale.

        Securities available for sale are accounted for at fair value. Unrealized gains and losses on securities available for sale are accounted for as a separate component of stockholders' equity, net of tax.

Securities available for sale at June 30, 1995, December 31, 1994 and June 30, 1994 are summarized as follows:


                                                       June 30,              December 31,              June 30,
                                                         1995                    1994                    1994
                                                   Cost    Market Value    Cost    Market Value    Cost    Market Value
                                                 ----------------------------------------------------------------------
U.S. Treasury Securities                         $ 2,510       2,555       3,506       3,532       3,511       3,669
Federal agency mortgage based obligations         19,642      19,308      18,513      17,012      21,558      20,905
Other obligations of Federal agencies             31,461      31,386      29,443      28,199      27,445      27,068
Other Securities                                   1,959       1,959       1,724       1,724         296         296
                                                 ----------------------------------------------------------------------
Securities available for sale                    $55,572      55,208      53,186      50,467      52,810      51,938
                                                 ----------------------------------------------------------------------


        The adjustment in stockholders' equity for the unrealized loss of the securities available for sale at June 30, 1995, net of tax, was $240,000. Included in net deferred tax assets is $124,000 for this same unrealized loss.

        Held-to-maturity securities are those securities for which the Company has the ability and interest to hold the security until maturity. These securities are accounted for at amortized cost. Securities at June 30, 1995, December 31, 1994 and June 30, 1994 consist of held-to-maturity securities are summarized as follows:

                                                       June 30,              December 31,              June 30,
                                                         1995                    1994                    1994
                                                   Cost    Market Value    Cost    Market Value    Cost    Market Value
                                                 ----------------------------------------------------------------------
U.S. Treasury Securities                         $     -           -         415         415           -           -
Other Obligations of Federal Agencies             39,732      39,688      39,767      37,704      18,773      17,984
Obligations of State and Political Subdivisions   11,813      12,000      12,424      12,049      12,331      12,440
Corporate Notes                                      199         202         299         302         299         320
Other Securities                                      10           9          10           9          10          10
                                                 ----------------------------------------------------------------------
Investment Securities                             $51,754      51,899      52,915      50,479     31,413      30,754
                                                 ----------------------------------------------------------------------


(3) Restrictions on Cash and Due from Banks--Pioneer is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included June 30, 1995 was $1,100,000 which amount was satisfied through the restriction of vault cash.

        Pioneer is also required to maintain certain balances at correspondent banks based upon activity with the correspondent. At June 30, 1995, the amount of such balances was $31,000.

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

        At June 30, 1995 there were 25,000,000 shares of common stock at $10 par value authorized with 1,393,175 shares issued and outstanding.

        Through June 30, 1995 the Company has issued and outstanding 124,139 options to purchase shares of the Company, exercisable at between $16.00 to $26.00 per share. In the first quarter Officers of the Company exercised 5,475 and in the second quarter 5,015 of previousily issued options.

        The market value of the common shares of the Company at June 30, 1995 was $36.75. The impact of all the options issued and outstanding on the calculation of earnings per share was additional incremental common stock equivalents of 55,792 shares year to date and 56,274 shares for the second quarter.

(5) Employee Benefit Plan--The Bank has an employee stock ownership plan which includes substantially all employees who have at least one year of service. During 1989 and 1990, Pioneer American Bank, N.A. Employee Stock Ownership Plan
(ESOP) obtained lines of credit from another financial institution in the amount of $650,000 of which there was no outstanding balance at June 30, 1995 and 1994, respectively.

     The Bank has a savings and investment plan. Employees who have completed one year of service with 1,000 hours of employment during that year are eligible to participate.

     The Company maintains employment contracts with its President, Senior Executive Vice President and Executive Vice President. The Company also maintains insurance contracts for its President and Senior Executive Vice President.

Financial Review Management's Discussion and Analysis of Financial Condition and Result of Operation

Highlights

        Total Assets were $327,487,000 at June 30, 1995 and $269,292,000 at June
30, 1994 which is an increase of $58,195,000 or 21.6%. Deposits increased by $49,025,000 from $240,646,000 at June 30, 1994 which is an increase of 20.4% at
June 30, of 1995. The increase in deposits was the result of a special certificate of deposit that was offered during the month of July, 1994 which increased time deposits approximately 21.6%. In addition, demand deposits non-interest bearing grew approximately 10.6% through retail growth. These new monies were used to fund retail loan growth and securities purchases. Total loan volume as of June 30, 1994 stood at $161,242,000, increasing by $24,102,000 or 14.9% to $185,344,000 at June 30, 1995. At June 30, 1995, total assets increased $25,079,000 over December 31, 1994, deposits increased $18,953,000 or 7.0% and loans increased $8,171,000 or 4.6%.

     The average earning assets were $288,438,000 during the six months ended June 30, 1995 and $248,513,000 during the six months ended June 30, 1994. This is an increase of $39,925,000 or 16.1%.

     Average total assets during the six months ended June 30, 1995 were $310,249,000 and $266,463,000 for the six months ended June 30, 1994. The return on average total assets was 1.0% for the six months ended June 30, 1995 and 1.2% for the same period of 1994. Return on average equity for the first six months of 1995 and 1994 were 12.2% and 12.5% respectively. Average equity for both periods was $26,012,000 for the first six months of 1994 and $25,213,000 for the first six months of 1994.

Net Interest Revenue

     Net interest income for the first six months of 1995 increased $205,000 or 3.4% compared with the same period of 1994. While total interest revenue increased $2,050,000 or 21.6%, interest paid increased by $1,845,000 or 52.6% resulting in a net effect of a increase of $205,000 or 3.4% in net interest income. The increase in interest income from the change in the volume of assets was primarily a result of an increase in the securitues portfolio. This increase was offset by an increase in the volume of interest bearing deposits which increased interest expense. Net income per share was $1.10 for the first six months of 1995 and $1.10 for the first six months of 1994. Earnings per share data is based on share equivalent of 1,448,967 June 30, 1995 and 1,427,765 shares June 30, 1994. Net income increased $17,000 or 1.1% comparing the first six months of 1995 to the first six months of 1994, and is attributed to the increase in net interest revenue. Also other operating income was up during 1995 from the prior period, due to an increase in securities gain. Offsetting the increase in income was the increase in other operating expenses due to an increase in salaries and benefits. This increase was primarily the result of an increase in full-time equivilents for the three new branches opened in 1994.

Provision and Reserve for Possible Loan Losses

                                            Six Months Ended June 30,
                                                1995               1994
                                          -----------------------------
Balance at beginning of period            $2,699,000          2,604,000
Recoveries                                    25,000             94,000
Less: Charge Offs                            293,000            101,000
Provision for Loan Losses                    210,000            210,000
-----------------------------------------------------------------------
Balance at end of period                  $2,641,000          2,807,000
-----------------------------------------------------------------------

     The provision for possible loan losses for the first six months of 1995 amounted to $210,000. It was $210,000 for the first six months of 1994. Net charges offs for the first six months of 1995 totaled $268,000 while net charge offs for the same period of 1994 were $7,000. The ratio of net charge offs during the first six months of 1995 to average loans outstanding during the same period was .15% and for the first six months of 1994 was .004%.

     The reserve for possible loan losses at June 30, 1995 totaled $2,641,000, decreasing $166,000, 5.9% from $2,807,000 at June 30, 1994. These additions have brought the Company ratio of reserve for possible loan losses to total loans outstanding to 1.4% at June 30, 1995, and the same ratio as of June 30, 1994 was 1.7%.

Financial Review Management's Discussion and Analysis of Financial Condition and Result of Operation, continued


Other Operating Revenue

        Other operating revenue for the first six months of 1994 was $651,000 increasing 41.3% to $920,000 reported for the first six months of 1995. Included in other income in 1995 was $75,000 from life insurance proceeds due to the death of a bank director. The gain on sale of securities available for sale was up $122,000. This represented the largest increase in total other operating revenue, comparing the first six months of 1995 to the first six months of 1994. Service charge income on deposit accounts increased in 1995 due to an increase in the fees collected for returned items.

Other Operating Expenses

        Total other operating expenses were $4,197,000 in the first six months of 1994 while other operating expenses were $4,744,000 in the first six months of 1995; reflecting a increase of $547,000 or 13.0% for the first six months of 1995. Other expenses increased $241,000 or 22.5% comparing the first six months of 1995 to the first six months of 1994. Salaries and employee benefits which represent the most significant portion of non-interest expenses, increased by 9.8%. The 1995 increase is attributed to normal salary and benefit increases and an increase in full time equivalents which included the addition of staff for three new branches opened in 1994.

Income Taxes

     The provision for income taxes for the first six months of 1995 was $580,000 and $670,000 for the first six months of 1994. This reflects the current tax rates and the level of income for both periods. This is the estimated provision for income tax for the period as determined by operations of the corporation.

Non-Performing Loans

     Non-performing loans are listed as follows:

                                          06/30/95          06/30/94
                                          --------          --------
Non Accrual                              $  673,000        $  762,000
Loans 90 days or more past due            1,541,000         1,461,000
Restructured                              1,065,000           750,000
                                         ----------        ----------
                                         $3,279,000        $2,973,000


        The loan loss reserve as of June 30, 1995 has been deemed adequate by management. The allowance for loan loss as of June 30, 1995 was $2,641,000. This amount is sufficient to cover inherent losses given the moderate past due, nonperforming and classified levels. Determination for loan loss reserve adequacy follows the guidelines in the Comptroller's Banking Circular No.201(revised), including risk loss analysis, specific allocations for problematic credits and provision for class loans.

Capital Management and Liquidity and Rate Sensitivity

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

Capital Management and Liquidity and Rate Sensitivity, continued

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

Item 1. Legal Proceedings

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

Item 2. Changes in Securities

None

Item 3. Default Upon Senior Executives

None

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of Pioneer American Holding Company Corp. was held on June 6, 1995.

(b) Three Directors were elected at this meeting for four year terms as follows:

                               Gene E. Goldenziel
                               William K. Nasser
                                 John W. Walski

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

None

                                  SIGNATURES *

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PIONEER AMERICAN HOLDING COMPANY, CORP.

Date:  July 26, 1995                     By    /s/ Donald A. Hoyle, Jr
                                            -----------------------------------
                                               Donald A. Hoyle, Jr
                                               President & C.E.O.

Date:  July 26, 1995
                                         By    /s/ John W. Reuther
                                            -----------------------------------
                                               John W. Reuther
                                               Senior Executive Vice President &
                                               Chief Financial Officer