Form 10-Q
period 1995-09-30
PIONEER AMERICAN HOLDING CO CORP
filed 1995-11-14
CIK 760731

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1995

Commission file number 0-14506

                     Pioneer American Holding Company, Corp.
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                  23-2319931
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

41 North Main Street, Carbondale  PA                     18407
(Address of principal executive offices)               (Zip Code)

                                 (717) 282-2662
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practical date.

Common Stock, $10.00 Par Value--1,393,175 common shares as of September 30,
1995.

                                      INDEX

                     PIONEER AMERICAN HOLDING COMPANY, CORP.

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

                  Condensed consolidated balance sheets--September 30, 1995,
                    December 31, 1994 and September 30, 1994.....................................Pages 2-3

                  Condensed consolidated statements of income--Three and nine months ended September 30, 1995 and 1994............................................Page  4

                  Condensed consolidated statements of cash flows--Nine months ended September 30, 1995 and 1994............................................Pages 5-6

                  Notes to condensed consolidated financial statements--September 30, 1995.......Pages 7-11

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................Pages 12-14

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................Page 15

         Item 2.  Changes in Securities..........................................................Page 15

         Item 3.  Defaults upon Senior Securities................................................Page 15

         Item 4.  Submission of Matters to a Vote of Security Holders............................Page 15

         Item 5.  Other Information..............................................................Page 15

         Item 6.  Exhibits and Reports on form 8-K...............................................Page 15

         SIGNATURES..............................................................................Page 16

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Balance Sheets (Unaudited)

                                                                       (Dollars in thousands)
----------------------------------------------------------------------------------------------------------
                                                                September 30,  December 31,  September 30,
Assets                                                              1995          1994          1994
----------------------------------------------------------------------------------------------------------
Cash and due from banks                                           $10,602        11,489        10,659
Federal funds sold                                                  2,900             -         4,250
Mortgage loans held for sale                                            -             -         2,646

Securities available for sale (cost of securities of $56,266 on September 30, 1995, $53,186 on December 31, 1994
  and $59,554 on September 30, 1994)

  U.S. Treasury securities                                          2,546         3,532         3,616
  Federal agency mortgage based obligations                        20,095        17,012        19,868
  Other obligations of Federal agencies                            31,748        28,199        32,818
  Other securities                                                  1,959         1,724         1,723
----------------------------------------------------------------------------------------------------------
Total securities available for sale                                56,348        50,467        58,025
----------------------------------------------------------------------------------------------------------
Investment securities (approximate market value of
  $45,466 on September 30, 1995, $50,479 on Dec. 31, 1994
  and $51,346 on September 30, 1994)

  U.S. Treasury securities                                            --            415            --
  Other obligations of Federal agencies                            32,714        39,767        39,785
  Obligations of states and political subdivisions                 11,626        12,424        12,467
  Corporate notes                                                     200           299           299
  Other securities                                                     10            10            10
----------------------------------------------------------------------------------------------------------
Total investment securities                                        44,550        52,915        52,561
----------------------------------------------------------------------------------------------------------
Loans, net of unearned discount and deferred loan fees            193,913       179,872       170,103
Allowance for possible loan losses                                 (2,691)       (2,699)       (2,803)
----------------------------------------------------------------------------------------------------------
Net loans                                                         191,222       177,173       167,300
----------------------------------------------------------------------------------------------------------
Accrued interest receivable                                         2,669         3,023         2,532
Premises and equipment                                              3,422         3,462         3,240
Other real estate owned                                               903           824         1,022
Other assets                                                        2,879         2,310         2,875
Cost in excess of fair value of net assets acquired
  (net of accumulated amortization of $827 September 30, 1995,
  $798 December 31, 1994 and $788 September 30, 1994)                 716           745           755
----------------------------------------------------------------------------------------------------------
Total assets                                                     $316,211       302,408       305,865
----------------------------------------------------------------------------------------------------------

                                       2

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Balance Sheets, Continued (Unaudited)

                                                                       (Dollars in thousands)
----------------------------------------------------------------------------------------------------------
                                                                September 30,  December 31,  September 30,
Liabilities and Stockholders' Equity                                1995          1994           1994
----------------------------------------------------------------------------------------------------------
Deposits:
  Demand - noninterest bearing                                    $33,985        29,157        33,361
  NOW and Super NOW                                                15,351        16,526        16,871
  Savings                                                          52,368        55,333        54,870
  Money Market                                                     20,717        24,824        25,573
  Time                                                            160,903       144,878       145,901
----------------------------------------------------------------------------------------------------------
Total deposits                                                    283,324       270,718       276,576
----------------------------------------------------------------------------------------------------------
Accrued interest payable                                            1,969         1,716         1,506
Dividends payable                                                     418           416           416
Short term borrowings                                                  --         3,150            --
Note payable                                                          275           275           275
Other liabilities                                                   2,188         1,155         1,900
----------------------------------------------------------------------------------------------------------
Total liabilities                                                 288,174       277,430       280,673
----------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $10 par value per share,
  25,000,000 shares authorized; 1,393,175 shares on
  September 30, 1995, 1,387,445 on Dec. 31, 1994 and
  1,387,445 on September 30, 1994 issued and outstanding           13,932        13,875        13,874
  Additional paid-in capital                                           35            92            92
  Undivided profits                                                14,016        12,806        12,235
  Net unrealized holding gains (losses) on
    available for sale securities                                      54        (1,795)       (1,009)
----------------------------------------------------------------------------------------------------------
Total stockholders' equity                                         28,037        24,978        25,192
----------------------------------------------------------------------------------------------------------



Total liabilities and stockholders' equity                       $316,211      $302,408      $305,865
----------------------------------------------------------------------------------------------------------



PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statements of Income (Unaudited)

                                                                          Three Months Ended               Nine Months Ended
                                                                         (Dollars in thousands)          (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                   September 30,     September 30,   September 30,    September 30
                                                                       1995              1994             1995            1994
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                          $4,342           $3,716           12,604           10,721
  Interest on Federal funds sold                                         155               79              245              154
  Interest on investments:
      Taxable                                                          1,392            1,332            4,248            3,415
      Non-taxable                                                        168              179              517              523
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                  6,057            5,306           17,614           14,813
------------------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest on other borrowed money & note payable                         45                7              102                7
  Interest on deposits                                                 2,950            2,196            8,247            5,705
------------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                 2,995            2,203            8,349            5,712
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                    3,062            3,103            9,265            9,101

Provision for possible loan losses                                       105               70              315              280
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                    2,957            3,033            8,950            8,821
------------------------------------------------------------------------------------------------------------------------------------
Other operating income:
  Service charges on deposit accounts                                    215              187              622              542
  Gains on sales of securities available for sale                         --               --              179               57
  Gains on calls of securities held to maturity                           --               --                3               --
  Other income                                                           134              148              465              387
------------------------------------------------------------------------------------------------------------------------------------
Total other operating income                                             349              335            1,269              986
------------------------------------------------------------------------------------------------------------------------------------
Other operating expenses:
  Salaries and employee benefits                                       1,062            1,028            3,349            3,111
  Net occupancy expense of bank premises                                 178              158              562              508
  Furniture and equipment expenses                                       142              139              415              403
  Data processing expense                                                 90               86              271              248
  FDIC Insurance                                                         (17)             134              291              402
  Other expenses                                                         642              610            1,953            1,680
------------------------------------------------------------------------------------------------------------------------------------
Total other operating expenses                                         2,097            2,155            6,841            6,352
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of change in
  accounting principle                                                 1,209            1,213            3,378            3,455

Income tax expense                                                       335              325              915              995
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                            $  874              888            2,463            2,460
------------------------------------------------------------------------------------------------------------------------------------
Per Share Data:

Net income per common shares equivalent                               $ 0.60             0.62             1.70             1.72
------------------------------------------------------------------------------------------------------------------------------------
Weighted average common share and share equivalents                1,454,947        1,436,543        1,451,138        1,427,233


 PIONEER AMERICAN HOLDING COMPANY, CORP
 Consolidated Statements of Cash Flows (Unaudited)

                                                                                            Nine Months Ended
                                                                                          (Dollars in thousands)
----------------------------------------------------------------------------------------------------------------------
                                                                                   September 30,       September 30,
                                                                                       1995                1994
----------------------------------------------------------------------------------------------------------------------

 Cash flows from operating activities:
      Net income                                                                      $2,463               $2,460

      Adjustments to reconcile net income to net
            cash from operating activities:
                  Net gain on sales of securities available
                       for sale                                                        (179)                  (57)
                  Net gain on held to maturity securities                                (3)                    -
                  Accretion of discount on securities
                       and money market investments                                     (51)                  (91)
                  Amortization of premium on investment
                       securities                                                        126                  124
                  Provision for possible loan losses                                     315                  280
                  Increase (decrease) in deferred loan fees                               57                  (32)
                  Decrease (increase) in accrued interest receivable                     353                 (466)
                  Depreciation and amortization of premises
                       and equipment                                                     608                  521
                  Loss (gain) on sales of premises and equipment                           3                   (1)
                  Loss on sale of other real estate                                       85                   98
                  Gain on lease termination                                                -                  (78)
                  Loss (gain) on sale of mortgage
                       and PHEAA loans                                                   (37)                  15
                  Increase in other assets                                            (1,520)              (1,103)
                  Amortization of goodwill                                                29                   29
                  Increase in accrued interest payable                                   254                  455
                  Increase in other liabilities                                        1,033                1,008
----------------------------------------------------------------------------------------------------------------------
      Total adjustments to reconcile net income to net cash
            from operating activities                                                  1,073                       702
----------------------------------------------------------------------------------------------------------------------

 Net cash from operating activities                                                    3,536                     3,162
----------------------------------------------------------------------------------------------------------------------

 Cash flows from investing activities:
      Proceeds from maturities of investment securities
            and securities available for sale                                         28,464                     5,896
      Proceeds from sales of securites available for sale                             10,710                     4,270
      Purchases of investment securities and securities
            available for sale                                                       (33,782)                  (41,995)
      Proceeds from the sale of mortgage and PHEAA loans                               2,229                     6,836
      Net increase in loans made to customers, excluding
            provision for loan losses and changne in
            deferred loan fees                                                      (16,972)                   (16,143)
      Acquisition of premises and equipment                                            (581)                      (642)
      Procceds from salcs of premises and equipment                                      10                         17
      Proceeds from sale of other real estate                                           194                        410
----------------------------------------------------------------------------------------------------------------------

 Net cash used in investing activities                                               (9,728)                   (41,351)
----------------------------------------------------------------------------------------------------------------------

                                       5

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statements of Cash Flows, Continued (Unaudited)

                                                                                     Nine Months Ended
                                                                                   (Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------
                                                                              September 30,         September 30,
                                                                                 1995                   1994
-----------------------------------------------------------------------------------------------------------------
   Cash flows from financing activies:
        Net increase in demand, NOW and Super NOW,
          savings, money market and time deposits.                            $12,606                   39,020
        Dividends paid                                                         (1,251)                  (1,156)
        Notes payable                                                               -                      275
        Increase in Other borrowed money                                       (3,150)                       -
        Exercise of stock options                                                   -                      149
-----------------------------------------------------------------------------------------------------------------

   Net cash from financing activities                                          8,205                   38,288
-----------------------------------------------------------------------------------------------------------------

   Net increase in cash and cash equivalents                                    2,013                       99

   Cash and cash equivalents at beginning of year                              11,489                   14,810
-----------------------------------------------------------------------------------------------------------------

   Cash and cash equivalents at end of year                                   $13,502                   14,909
-----------------------------------------------------------------------------------------------------------------

   Supplemental Disclosure:
        Cash payments for interest                                              8,095                    5,250
        Cash payments for income taxes                                            880                    1,104
        Transfer of assets from loans
              to other real estate                                                358                      250
        Net unrealized loss (gain) on securities
              available for sale                                               (2,801)                   1,009
        Tax effect on unrealized loss (gain)
              on securities available for sale                                    952                      520

                                       6

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

    Other Real Estate Owned--Other real estate owned consists of real estate acquired through foreclosure and is stated at the lower of estimated fair value, less estimated disposal costs, or cost. Allowances for declines in value subsequent to acquisition were not necessary at both September 30, 1995 and 1994. While management uses the best information available to make its evaluations, future adjustments to the valuation of other real estate may be necessary if economic conditions differ significantly from the assumption used in making the evaluation.

    Cost in Excess of Fair Value of Net Assets Acquired--Cost in excess of fair value of net assets acquired arose from an acquisition in 1976 and is being amortized on a straight-line basis over a period of 40 years.

    Income Taxes-- The Company accounts for income taxes in accordance with Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes, (SFAS No. 109) Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled.

    Cash and Cash Equivalents-- For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds are sold for one-day periods.

     Recently Issued Accounting Standards--In 1993, the FASB issued Statement of Financial Accounting standards (SFAS) No. 114, Accounting by Creditors for Impairment of Loans. SFAS No. 114 requires certain impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's market price or the fair value of the collateral if the loan is collateral dependent. In October 1994, the FASB issued SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (SFAS No. 118), which amends SFAS No. 114 and requires certain related disclosures. Both SFAS No. 114 and 118 were effective for the Company beginning January 1, 1995 and have been reflected prospectively from that date. The implementation of these statements did not have a material effect on the Company's results of operations or financial condition. As of September 30, 1995, the Company had impaired loans with a total recorded investment of $5,084,000 and an average recorded investment for the nine-month period ended September 30,1995, of $4,990,000. As of September 30, 1995, the amount of recorded investment in impaired loans for which there is a related allowance for credit losses and amount of the allowance is $383,000 and $135,000, respectively. The amount of the recorded investment in impaired loans for which there was no related allowance for credit losses at September 30, 1995 is $4,701,000. The aggregate amount of impaired loans are measured under the fair value measurement method. For purposes of applying the measurement criteria for impaired loans under SFAS No. 114, as amended, the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans, as well as commercial, financial, and agricultural loans with balance less the $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes nonaccrual, or earlier if based on management's assessment of the relevant facts and circumstances, it is probable that a creditor will be unable to collect all assets due according to the contractual terms of the loan agreement. The Company's policy for the recognition of interest income on impaired loans is the same as for nonaccrual loans (described previously). Cash receipts on impaired loans are not recognized as income, but are applied to principal. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan. .

       In March 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and that any related impairment be based on the fair value of the asset.

    (1) Continued:

In addition, long-lived assets to be disposed of must generally be reported at the lower of carrying amount or fair value, less cost to sell. SFAS No. 121 is required to be adopted by the Company in 1996. Management does not expect the adoption of this statement to materially effect the Company's results of operations or financial condition.

     In May 1995, the FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights and Excess Servicing Receivables and for Securitization of Mortgage Loans. This statement will prospectively require the Company, which services mortgage loans for others in return for a fee, to recognize these servicing assets, regardless of how they were acquired. Additionally, the Company will be required to assess the fair value of these assets at each reporting date to determine impairment. SFAS No. 122 is required to be adopted by the Company in 1996. Management does not expect the adoption of this statement to materially effect the Company's results of operations or financial condition.

     In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-based Compensation. This statement encourages the adoption of fair value accounting for stock options issued to employees. Further, in the event that fair value accounting is not adopted, the statement requires proforma disclosure of net income and earnings per share as if fair value accounting had been adopted. SFAS No. 123 is required to be adopted by the Company in 1996. Management expects that it will not adopt fair value accounting for stock options issued to employees and, therefore, does not expect the adoption of this statement to materially effect the Company's results of operations or financial condition.

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

      Trading securities are accounted for at their fair value with the unrealized gains and losses included in current earnings. The Company has not classified any of it's investments as trading during the first nine months ended September 30, 1995. All other securities not included in trading or held to maturity are classified as available for sale.

     Securities available for sale are accounted for at fair value. Unrealized gains and losses on securities available for sale are accounted for as a separate component of stockholders' equity, net of tax.

Securities available for sale at September 30, 1995, December 31, 1994 and September 30, 1994 are summarized as follows:

                                                   September 30,                December 31,                 September 30,
                                                      1995                         1994                          1994
                                               Cost       Market Value      Cost      Market Value      Cost      Market Value
                                             ----------------------------------------------------------------------------------
U.S. Treasury Securities                     $ 2,507        2,546           3,506        3,532          3,508        3,616
Federal agency mortgage based obligations     20,345       20,095          18,513       17,012         20,888       19,868
Other obligations of Federal agencies         31,455       31,748          29,443       28,199         33,434       32,818
Other Securities                               1,959        1,959           1,724        1,724          1,724        1,723
                                             -----------------------------------------------------------------------------------
Securities available for sale                $56,266       56,348          53,186       50,467         59,554       58,025
                                             -----------------------------------------------------------------------------------


    The adjustment in stockholders' equity for the unrealized gain of the securities available for sale at September 30, 1995, net of tax, was $54,000. Included in net deferred tax assets is $(28,000) for this same unrealized gain.

    (2) Continued:

    Held-to-maturity securities are those securities for which the Company has the ability and interest to hold the security until maturity. These securities are accounted for at amortized cost. Securities at September 30, 1995, December 31, 1994 and September 30, 1994 consist of held-to-maturity securities are summarized as follows:

                                                   September 30,                December 31,                 September 30,
                                                      1995                         1994                          1994
                                               Cost       Market Value      Cost      Market Value      Cost      Market Value
                                             ----------------------------------------------------------------------------------
U.S. Treasury Securities                     $    --           --             415          415            --            --
Other obligations of Federal Agencies         32,714       33,248          39,767       37,704         39,785       38,600
Obligations of State and Political
  subdivisions                                11,626       12,006          12,424       12,049         12,467       12,426
Corporate Notes                                  200          203             299          302            299          311
Other Securities                                  10            9              10            9             10            9
                                             -----------------------------------------------------------------------------------
Investment Securities                        $44,550       45,466          52,915       50,479         52,561       51,346
                                             -----------------------------------------------------------------------------------

(3) Restrictions on Cash and Due from Banks--Pioneer is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included September 30, 1995 was $1,202,000 which amount was satisfied through the restriction of vault cash.

    Pioneer is also required to maintain certain balances at correspondent banks based upon activity with the correspondent. At September 30, 1995, the amount of such balances was $51,000.

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

    At September 30, 1995 there were 25,000,000 shares of common stock at $10 par value authorized with 1,393,175 shares issued and outstanding.

    Through September 30, 1995 the Company has issued and outstanding 124,139 options to purchase shares of the Company, exercisable at between $16.00 to $26.00 per share. Such options were issued with exercise prices equal to the market value of the Company's common shares at the time of the grant. In the first quarter Officers of the Company exercised 5,475 and in the second quarter 5,015 of previously issued options.

    The market value of the common shares of the Company at September 30, 1995 was $39.25. The impact of all the options issued and outstanding on the calculation of earnings per share was additional incremental common stock equivalents of 57,963 shares year to date and 61,772 shares for the third quarter.

(5) Employee Benefit Plan--The Bank has an employee stock ownership plan which includes substantially all employees who have at least one year of service. During 1989 and 1990, Pioneer American Bank, N.A. Employee Stock Ownership Plan
(ESOP) obtained lines of credit from another financial institution in the amount of $650,000 of which there was no outstanding balance at September 30, 1995 and 1994, respectively.

    (5) Continued:

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

Financial Review Management's Discussion and Analysis of Financial Condition and Result of Operation

Highlights

    Total Assets were $316,211,000 at September 30, 1995 and $305,865,000 at September 30, 1994 which is an increase of $10,346,000 or 3.4%. Deposits increased by $6,748,000 from $276,576,000 at September 30, 1994 which is an increase of 2.4% at September 30, of 1995. Total loan volume as of September 30, 1994 stood at $167,300,000, increasing by $23,922,000 or 14.3% to $191,222,000 at September 30, 1995. At September 30, 1995, total assets increased $13,803,000 over December 31, 1994, deposits increased $12,606,000 or 4.7% and loans increased $14,049,000 or 7.9%.

    The average earning assets were $292,464,000 during the nine months ended September 30, 1995 and $257,115,000 during the nine months ended September 30, 1994. This is an increase of $35,349,000 or 13.7%.

    Average total assets during the nine months ended September 30, 1995 were $314,431,000 and $275,801,000 for the nine months ended September 30, 1994. The return on average total assets was 1.0% for the nine months ended September 30, 1995 and 1.2% for the same period of 1994. Return on average equity for the first nine months of 1995 and 1994 were 12.4% and 13.0% respectively. Average equity for both periods was $26,521,000 for the first nine months of 1995 and $25,224,000 for the first nine months of 1994.

     Net income per share was $1.70 for the first nine months of 1995 and $1.72 for the first nine months of 1994. Earnings per share data is based on share equivalent of 1,451,138 September 30, 1995 and 1,427,233 shares September 30, 1994. Net income increased $3,000 or 0.1% comparing the first nine months of 1995 to the first nine months of 1994, and is attributed to the increase in net interest revenue. Also other operating income was up during 1995 from the prior period, due to an increase in securities gain. Offsetting the increase in income was the increase in other operating expenses due to an increase in salaries and benefits. This increase was primarily the result of an increase in full-time equivilents for the three new branches opened in 1994.

Net Interest Revenue

    Net interest income for the first nine months of 1995 increased $164,000 or 1.8% compared with the same period of 1994. While total interest revenue increased $2,801,000 or 18.9%, interest paid increased by $2,637,000 or 46.2% resulting in a net effect of a increase of $164,000 or 1.8% in net interest income. The increase in interest income from the change in the volume of assets was primarily a result of an increase in the loan portfolio. This increase was offset by an increase in the volume of interest bearing deposits which increased interest expense.

Provision / Reserve for Possible Loan Losses and Nonperforming Loans

                                  Nine Months Ended September 30,
                                         1995                   1994
                                  ----------------------------------
Balance at beginning of period     $2,699,000              2,604,000
Recoveries                             38,000                131,000
Less: Charge Offs                     361,000                212,000
Provision for Loan Losses             315,000                280,000
--------------------------------------------------------------------
Balance at end of period           $2,691,000              2,803,000
--------------------------------------------------------------------

    The provision for possible loan losses for the first nine months of 1995 amounted to $315,000. It was $280,000 for the first nine months of 1994. Net charge offs for the first nine months of 1995 totaled $323,000 while net charge offs for the same period of 1994 were $81,000. The ratio of net charge offs during the first nine months of 1995 to average loans outstanding during the same period was .18% and for the first nine months of 1994 was .05%.

    The reserve for possible loan losses at September 30, 1995 totaled $2,691,000, decreasing $112,000, 4.0% from $2,803,000 at September 30, 1994.
These additions have brought the Company ratio of reserve for possible loan losses to total loans outstanding to 1.4% at September 30, 1995, and the same ratio as of September 30, 1994 was 1.7%.

Financial Review Management's Discussion and Analysis of Financial Condition and Result of Operation, continued

    Non-performing loans are listed as follows:

                                            09/30/95                  09/30/94
                                            --------                  --------
Non Accrual                               $2,447,000                 $2,764,000
Loans  90 days or more delinquent              --                        --
Restructured                               1,069,000                    746,000
                                          ----------                 ----------
                                          $3,516,000                 $3,510,000

     The comparability of the above information was not affected by the adoption of SFAS No. 114. There are no impaired loans under SFAS No. 114 which are not included in the above table.

    The loan loss reserve as of September 30, 1995 has been deemed adequate by management. This amount is sufficient to cover inherent losses given the moderate past due, nonperforming and classified levels. Determination for loan loss reserve adequacy follows the guidelines in the Comptroller's Banking Circular No.201(revised), including risk loss analysis, specific allocations for problematic credits and provision for class loans, and the requirements of SFAS No. 114

Other Operating Revenue

    Other operating revenue for the first nine months of 1994 was $986,000 increasing 28.7% to $1,269,000 reported for the first nine months of 1995. Included in other income in 1995 was $75,000 from life insurance proceeds due to the death of a bank director. The gain on sale of securities available for sale was up $122,000. This represented the largest increase in total other operating revenue, comparing the first nine months of 1995 to the first nine months of 1994. Service charge income on deposit accounts increased in 1995 due to an increase in the fees collected for returned items.

Other Operating Expenses

    Total other operating expenses were $6,352,000 in the first nine months of 1994 while other operating expenses were $6,841,000 in the first nine months of 1995; reflecting a increase of $489,000 or 7.7% for the first nine months of 1995. Other expenses increased $273,000 or 16.3% comparing the first nine months of 1995 to the first nine months of 1994. Salaries and employee benefits which represent the most significant portion of non-interest expenses, increased by 7.7%. The 1995 increase is attributed to normal salary and benefit increases and an increase in full time equivalents which included the addition of staff for three new branches opened in 1994.

Income Taxes

    The provision for income taxes for the first nine months of 1995 was $915,000 and $995,000 for the first nine months of 1994. This reflects the current tax rates and the level of income for both periods. This is the estimated provision for income tax for the period as determined by operations of the corporation.

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

Part II.

Item 1.  Legal Proceedings

The nature of the business of Pioneer American Holding Company Corp. and its subsidiary, Pioneer American Bank, N.A., generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of management, there are no proceedings pending to which Pioneer American or its subsidiary are parties or to which their property is subject, which, if determined adversely, would be material in relation to Pioneer American's results of operation, stockholder's equity, or financial condition. In addition, no material proceedings are pending or are known to be threatened or contemplated against Pioneer American or its subsidiary by governmental authorities or other parties.

Item 2.  Changes in Securities

None

Item 3.  Default Upon Senior Executives

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

None

                                  SIGNATURES *

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PIONEER AMERICAN HOLDING COMPANY, CORP.

Date:  November 7, 1995                      By______________________
                                               Donald A. Hoyle, Jr
                                               President & C.E.O.

Date:  November 7, 1995                      By______________________
                                               John W. Reuther
                                               Senior Executive Vice President &
                                               Chief Financial Officer