Form 10-K
period 1995-12-31
PIONEER AMERICAN HOLDING CO CORP
filed 1996-03-29
CIK 760731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995      Commission file number 0-14506

                     PIONEER AMERICAN HOLDING COMPANY CORP.
             (Exact name of registrant as specified in its charter)

         Pennsylvania                            23-2319931
         ------------                            ----------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)

41 No. Main St., Carbondale, PA                    18407
-------------------------------                    -----
(Address of principal executive offices)         Zip Code

Registrant's telephone number, including area code  (717) 282-2662
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, Par Value $10.00 a Share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No
     -----           -----

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1996:

Common stock,  $ 39,193,282.50 (1)
-------------------------------

The number of shares outstanding of the issuer's classes of common stock as of March 1, 1996:

Common stock, $10.00 par value -  1,396,175 shares
--------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Part II: Annual Report to Shareholders for the Year Ended December 31, 1995,
Part III: 1996 Proxy Statement, Part IV: Annual Report to Shareholders for the Year Ended December 31, 1995.

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant's Common Stock outstanding, reduced by the amount of Common Stock held by executive officers, directors and shareholders owning in excess of 10% of the registrant's Common Stock, multiplied by the closing high bid price for the registrant's Common Stock on March 1, 1996. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                              10-K CROSS REFERENCE

                                                                    Page
PART I

      1. Business.................................................   3-7
      2. Properties ..............................................     7
      3. Legal Proceedings........................................     8
      4. Submission of Matters to a Vote of Security Holders......     8

PART II

      5. Market for the Registrant's Common Equity and Related
                  Shareholder Matters.............................   2-3
      6. Selected Financial Data..................................     9
      7. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............. 10-37
      8. Financial Statements and Supplementary Data.............. 38-66
      9. Changes in and disagreements with Accountants on
                  Accounting and Financial Disclosure.............    **

PART III

      10.Directors and Executive Officers of the Registrant ......    70
      11.Executive Compensation...................................    70
      12.Security Ownership of Certain Beneficial Owners and
                  Management......................................    70
      13.Certain Relationships and Related Transactions...........    70

PART IV

      14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         Financial Statements Filed:
            Pioneer American Holding Company Corp.
            Consolidated Balance Sheets, December 31, 1995 and
                1994.............................................. 38-39
            Consolidated Statements of Income, Years ended
                 December 31, 1995, 1994 and 1993.................    40
            Consolidated Statements of Changes in Stockholders'
                Equity, Years ended December 31, 1995, 1994
                and 1993..........................................    41
            Consolidated Statements of Cash Flows, Years ended
                December 31, 1995, 1994 and 1993.................. 42-43
         Financial Schedules Filed:
            All schedules applicable to the Registrant are
                included in the notes to the Financial
                Statements.
            There were no reports filed on Form 8-K during the
                fourth quarter of 1995.
         Auditors' Opinion........................................    67
------------------
 ** Not applicable

THE PIONEER AMERICAN HOLDING COMPANY CORP. AND SUBSIDIARY

Highlights of the Year

-----------------------------------------------------------------------------------------
                                                 1995            1994          % Change
-----------------------------------------------------------------------------------------
FOR THE YEAR
Total operating income                       $ 25,575,000      21,945,000          16.54%
Total operating expense                        20,722,000      17,164,000          20.73%
Income before income taxes                      4,853,000       4,781,000           1.51%
Income tax expense                              1,370,000       1,333,000           2.77%
Net income                                      3,483,000       3,448,000           1.02%
Total cash dividends declared                   1,671,000       1,610,000           3.78%

AT YEAR END
Assets                                        320,647,000     302,408,000           6.03%
Deposits                                      288,252,000     270,718,000           6.48%
Loans, (net)                                  194,555,000     177,173,000           9.81%
Securities available for sale                  68,328,000      50,467,000          35.39%
Investment securities                          26,033,000      52,915,000         -50.80%
Stockholders' equity                           28,492,000      24,978,000          14.07%

PER SHARE DATA
Net income                                           2.40            2.41
Cash dividends declared                              1.20            1.16
Book value                                          19.61           17.43
Number of shareholders                              1,347           1,334
-----------------------------------------------------------------------------------------

Company Stock Prices and Dividend Information

         This range of sales prices is based upon a very limited number of transactions for which prices are available to the Company from various sources and accordingly may not reflect the actual high and low prices at which the Company's stock traded. Quarterly highs and lows presented here have been restated for 1993 to reflect the Company's two for one stock split effected in the form of a stock dividend effective February 7, 1994:

----------------------------------------------------------------
                     1995            1994             1993
                --------------- ---------------  ---------------
Quarter          High    Low     High    Low      High    Low
----------------------------------------------------------------

First           35.50   34.50   27.00   24.00    18.00   17.00
Second          37.00   34.00   28.25   27.00    18.00   18.00
Third           40.50   36.75   32.00   28.25    23.00   18.00
Fourth          44.00   38.00   38.00   32.00    24.00   23.00
----------------------------------------------------------------

         On March 1, 1996 the Holding Company had approximately 1,347 shareholders. The market price of the stock on this date was $39.50 per share. Cash dividends per share for 1995, 1994 and 1993 appear in the table below:

-------------------------------------------------------------------------
Quarter (1)                     1995              1994              1993
-------------------------------------------------------------------------

First                          $ 0.30              0.28              0.23
Second                           0.30              0.28              0.23
Third                            0.30              0.30              0.27
Fourth                           0.30              0.30              0.27
-------------------------------------------------------------------------

                               $ 1.20              1.16              1.00
-------------------------------------------------------------------------
(1) Per share data for year 1993 restated to reflect the Company's two for one stock split effected in the form of a stock dividend effective February 7, 1994.

Business of Pioneer American Holding Company Corp.

         Holding Company

         Pioneer American Holding Company Corp. (the "Company") is a Pennsylvania Corporation, incorporated in 1984 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). The Company became an active bank holding company on May 15, 1985 when it assumed ownership of Pioneer American Bank, National Association, (the "Bank"). The Bank is a wholly-owned subsidiary of the Company and is its sole subsidiary.

         The Company's principal activities consist of owning and supervising the Bank, which engages in a full-service wholesale and retail banking business. The Bank employs 166 full-time equivalents. Through the Bank, the Company derives substantially all of its income from the furnishing of banking and banking-related services.

         The Bank

         The Bank was incorporated under federal law as a national bank in 1864. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law.

         The Bank engages in a full-service wholesale and retail banking business. Service is provided to the Bank's customers through its main office and eighteen branch offices. Eight of these branch facilities are located within supermarkets. Many of the Bank's locations are improved with drive-in banking facilities and automated teller machines (ATM's) accessed through the "MAC" and "PLUS" systems. The Bank, with its expanding branch network, serves Lackawanna County and parts of Luzerne, Wayne, Wyoming, Susquehanna and Monroe counties in northeastern Pennsylvania.

         The Bank's services include accepting time, demand and savings deposits, including NOW accounts, Super NOW accounts, money market checking accounts, regular savings accounts, fixed rate certificates of deposit and club accounts. Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions either directly or through regional industrial development corporations, making construction and mortgage loans and renting of safe deposit facilities. Additional services include making residential mortgage loans, home equity lines of credit, small business loans, student loans, etc. The Bank's business loans include seasonal credit collateral loans and term loans.

         The Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including Federal, state and local governments). The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

          The Bank's market area is concentrated in the primary trade areas of the branch locations. These 18 locations are throughout Northeastern Pennsylvania with offices in Lackawanna County (10), Luzerne County (4), Wayne County (2), and Monroe County (2). The unemployment rate for Pennsylvania in the fourth quarter of 1995 was approximately 6.0%. In the counties in which the Company operates the rates were: Lackawanna 5.77% with 6,700 claims, Luzerne 7.67% with 13,400 claims; Wayne 6.1% with 1,300 claims, and; Monroe with 6.4% with 3,700 claims. Northeastern Pennsylvania has maintained average vacancy rates with no fear of overcapacity in the foreseeable future. The loan portfolio of the Bank is primarily collateralized by commercial and residential real estate located in Northeastern Pennsylvania.

         All phases of the Bank's business are highly competitive. The Bank competes with respect to its lending activities, as well as in attracting demand deposits, with local commercial banks, other commercial banks with branches in the Bank's market area, savings banks, savings and loan associations, insurance companies, finance companies, leasing companies, mutual funds, credit unions, and others. The Bank is generally competitive with financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Supervision and Regulation

         Bank holding companies and banks are extensively regulated under both federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company and the Bank.

 The Company

         The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act") and is therefore subject to the supervision and examination by the Federal Reserve Board under the Holding Company Act. The Company is subject to certain annual reporting requirements regarding its business operations.

         In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act (FDICIA). This Act substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. A more complete discussion of FDICIA's impact on capital requirements is contained in Management's Discussion and Analysis, "Capital Adequacy" on pages 35-36.

         In addition, FDICIA directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares (if feasible) and such other standards as the agency deems appropriate. These regulations have not resulted in any material cost to the Company or any significant changes to the Company's operations.

         FDICIA also contains a variety of other provisions that affected the operations of the Company, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, limitations on credit exposure between banks, restrictions on loans to a bank's insiders, guidelines governing regulatory examinations and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Compliance with these regulations did not impose material costs on the Company.

         The Company is under the jurisdiction of the Securities and Exchange Commission and various state securities commissions for matters relating to the offering and sale of its securities and is subject to the periodic reporting requirements of the Securities and Exchange Commission.

           Interstate Banking - The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), enacted on September 29, 1994, permits bank holding companies to acquire banks in any state beginning in 1995. Beginning in 1997, acquired banks in different states may be merged into a single bank, and thereafter merged banks may establish and acquire additional branches anywhere the acquiree could have branched. States may opt out of interstate branching until June 1, 1997, but if so, their domestic institutions will also be prohibited from branching interstate. States may also enact laws permitting interstate merger transactions and interstate de novo branching before June 1, 1997. Limited branch purchases are still subject to state laws.

          Bank management anticipates that the Interstate Banking Act will increase competitive pressures in the Bank's market by permitting entry of additional competitors.

         The Bank

         The Bank, as a national bank, is subject to the National Bank Act. The Bank is also subject to the supervision of, and is regularly examined by, the Comptroller of the Currency of the United States (the "Comptroller") and is required to furnish quarterly reports to the Comptroller. The approval of the Comptroller is required for the establishment of additional branch offices by any national bank, subject to applicable state law restrictions. Under present applicable Pennsylvania law, effective March 1990, a federally chartered bank (such as the Bank) may, with the prior approval of the Comptroller, establish branches generally within any county in the Commonwealth.

         The Bank is a member of the FDIC and a member of Federal Reserve System and, therefore, is subject to additional regulation by these agencies. Some of the aspects of the lending and deposit business of the Bank which are regulated by these agencies include personal lending, mortgage lending, interest rates as they relate to lending and reserve requirements. These agencies are primarily concerned with the safety and soundness of individual banks, but are also involved with the general oversight of the activities of a bank directed toward the determination that the bank is operating competitively and constructively, in accordance with applicable regulations and statutes.

         The operations of the Bank are also subject to numerous Federal, State and local laws and regulations which set forth specific restrictions and procedure requirements with respect to the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

         The Bank is subject to certain restrictions on loans and extensions of credit to the Company, investment in the stock or securities of the Company and acceptance of the stock or securities of the Company as collateral for loans.

As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal and state legislation and regulations which may have the effect of increasing the costs of doing business as well as limiting the business activities of the Bank.

         National Monetary Policy

         In addition to being affected by general economic conditions, the earnings and growth of the Bank and therefore the earnings and growth of the Company, are affected by the policies of regulatory authorities, including the Comptroller, the Federal Reserve Board and the FDIC. An important function of the Federal Reserve Board is to regulate the money supply, conditions and interest rates. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements against member bank deposits and changing the discount rate on bank borrowings. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid for deposits.

         The policies and regulations of the Federal Reserve Board have had and will probably continue to have a significant effect on the growth and operating results of the Bank. The effects of such policies upon the future business, earnings and growth of the Company and the Bank cannot accurately be predicted.

         Properties

         The principal executive offices of the Bank and Company are located at 41 N. Main Street, in the City of Carbondale, Lackawanna County, Pennsylvania. This building is owned by the bank and subject to a mortgage held by the former owner. The Bank owns additional properties located at 3 John F. Kennedy Drive, Archbald, Pennsylvania (Archbald Branch Office); Route 6, Carbondale, Pennsylvania (Schoolside Branch Office), 105 W. Main Street, Dalton, Pennsylvania (Dalton Branch Office); Main Avenue, Dickson City, Pennsylvania (Dickson City Branch and Drive-In); Route 435, Elmhurst, Pennsylvania (Elmhurst Branch Office); Route 590, Hamlin, Pennsylvania (Hamlin Branch Office); and 500 Lackawanna Avenue, Mayfield, Pennsylvania (Mayfield Branch Office), Route 940, Mount Pocono, Pennsylvania (Mount Pocono Branch Office), Market Street, Kingston, Pennsylvania. The Bank owns properties adjacent to the main office utilized as parking lots.

         The Bank also leases facilities for nine branch offices: four in the Price Chopper Super Markets in Scranton (2), Dunmore and Wilkes-Barre, three in the Mr. Z's supermarkets in Mountaintop, Dallas and Stroudsburg, one in Weis Markets in Clarks Summit, and a free-standing office in Kingston.

Legal Proceedings

          The nature of the Company's business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of management, there are no proceedings pending to which the Company or the Bank are parties or to which their property is subject, which would be material in relation to the Company's results of operations, stockholders' equity or financial condition. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company or the Bank by governmental authorities or parties.

Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1995 through the date of filing this report with the Securities and Exchange Commission.

Selected Financial Data
(In thousands, except per share data and number of shareholders)

------------------------------------------------------------------------------------------------------------
                                                                 Years ended December 31
                                               -------------------------------------------------------------
                                                      1995        1994       1993        1992          1991
------------------------------------------------------------------------------------------------------------
Results of Operations
For the Year
Interest income                                   $ 23,662      20,626     19,855      20,863        21,530
Interest expense                                    11,227       8,157      7,514       9,048        11,484
------------------------------------------------------------------------------------------------------------

Net interest income                                 12,435      12,469     12,341      11,815        10,046

Provision for possible loan losses                     420         310        837         850           950
------------------------------------------------------------------------------------------------------------

Net interest income after provision for
     possible  loan losses                          12,015      12,159     11,504      10,965         9,096

Other operating income                               1,913       1,319      1,750       1,323         1,433
Other operating expense                              9,075       8,697      8,570       8,465         7,385
Income tax expense                                   1,370       1,333      1,323       1,022           800
------------------------------------------------------------------------------------------------------------

Income before cumulative effect of change
     in accounting principle                      $  3,483       3,448      3,361       2,801         2,344

Cumulative effect of change in accounting
     principle                                          --          --        (75)         --            --
------------------------------------------------------------------------------------------------------------

Net income                                           3,483       3,448      3,286       2,801         2,344
------------------------------------------------------------------------------------------------------------

Cash dividends declared                           $  1,671       1,610      1,374       1,166           994
------------------------------------------------------------------------------------------------------------

Per Share (1)
Net income                                        $   2.40        2.41       2.36        2.04          1.71

Book value                                           19.61       17.43      17.82       16.43         15.02

Cash dividends paid                                   1.20        1.16       1.00        0.85          0.73
------------------------------------------------------------------------------------------------------------

Financial Condition
At End of Year
Assets                                            $320,647     302,408    264,663     256,511       232,487
Deposits                                           288,252     270,718    237,556     231,326       208,381
Loans, net                                         194,555     177,173    156,979     162,640       149,975
Securities available for sale (2)                   68,328      50,467     55,208      37,109        41,224
Securities held for investment (3)                  26,033      52,915     25,054      36,744        24,049
Stockholders' equity                                28,492      24,978     24,785      22,627        20,610
------------------------------------------------------------------------------------------------------------

Number of Stockholders                               1,347       1,334      1,304       1,316         1,296
------------------------------------------------------------------------------------------------------------

(1) Per share data for 1993, 1992, and 1991 restated to reflect the Company's two for one stock split effected in the form of a stock dividend effective February 7, 1994.
(2) Carried at fair value in 1995 and 1994 and lower of cost or market prior to 1994.
(3) Carried at historical cost, net of unamortized premiums and discounts.

Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following financial review and analysis is presented on a consolidated basis and is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company (and the Bank) with a primary focus on the analysis of operating results for the years ended December 31, 1995, 1994, and 1993. The information below should be read in conjunction with the Company's consolidated financial statements and accompanying notes thereto, "Selected Financial Data" and other detailed information appearing elsewhere in this report. All share and per share data for 1993 has been restated to reflect the Company's two for one stock split effected in the form of a stock dividend effective February 7, 1994.

Results of Operations

Highlights of Operating Results
1995 vs. 1994

         Net income reached $3,483,000 in 1995, $35,000 or 1.0% higher than in 1994. These earnings represent the highest annual earnings in the Company's history. Earnings per share were $2.40 in 1995, compared to $2.41 in 1994, a decrease of 0.4%.

         All signs at the end of 1994 indicated the economic growth was robust and inflation appeared as if it might accelerate. The Federal Reserve increased rates in the first quarter of 1995 based on these signs. It turned out that just the opposite was occurring which led to two rate reductions in the last two quarters of 1995. This downward trend in interest rates in the latter part of the year was a change from the increasing interest rate environment in 1994 and early 1995. The trend reversal as well as the Company's special deposit rate offers to support the opening of seven new branches from December, 1994 through November, 1995 resulted in a slight reduction in net interest income in 1995 compared to 1994. Although the Company experienced an increase in net interest income from changes in volume, this increase was offset by the change in interest rates, primarily on the Company's interest bearing liabilities. The overall change was a reduction in net interest income of $34,000 or 0.3% from 1994 to 1995. The provision for loan losses was up $110,000 year-to-year due to growth within the loan portfolio. Other operating income was up $594,000 during 1995 from the prior period due to an increase in net securities gains and an increase in total service charges on deposit accounts. The increase in net securities gains was attained through the ongoing asset/liability management of the portfolio. Other operating expenses increased during 1995 versus 1994 due to additional salaries and benefits expense for staffing the new branches and other recurring and non-recurring expenses associated with the new branches and growth of the Bank.

         The table below presents both the amount and percent of increase (decrease) for items relative to net income.

Table 1

Increase (Decrease) in Components of Net Income

--------------------------------------------------------------------------------------------------
                                                       1995 vs.1994             1994 vs. 1993
                                                    --------------------    ----------------------
                                                          Amount      %           Amount      %
--------------------------------------------------------------------------------------------------
Interest income                                       $3,036,000     14.7       771,000       3.9
Interest expense                                       3,070,000     37.6       643,000       8.6
--------------------------------------------------------------------------------------------------

Net interest income                                      (34,000)    (0.3)      128,000       1.0

Provision for loan losses                                110,000     35.5      (527,000)    (63.0)
--------------------------------------------------------------------------------------------------

Net interest income after provision
     for loan losses                                    (144,000)    (1.2)      655,000       5.7

Other operating income                                   594,000     45.0      (431,000)    (24.6)
Other operating expense                                  378,000      4.3       127,000       1.5
--------------------------------------------------------------------------------------------------

Income before income taxes                                72,000      1.5        97,000       2.1

Income tax expense                                        37,000      2.8        10,000       0.8
--------------------------------------------------------------------------------------------------

Net income before cumulative effect of
     change in accounting principle                       35,000      1.0        87,000       2.6

Cumulative effect of change in accounting
     principle                                                --       --        75,000      (100)

--------------------------------------------------------------------------------------------------
Net income                                            $   35,000      1.0       162,000       4.9
--------------------------------------------------------------------------------------------------

1994 vs. 1993

         Net income reached $3,448,000 in 1994, $162,000 or 4.9% higher than in 1993. Earnings per share was $2.41 in 1994, compared to $2.36 in 1993, an increase of 2.1%.

         The increase in net income for 1994 over 1993 is attributable to several factors. There was a significant increase in the overall interest rate environment during 1994. Even though there was a reversal in the trend of interest rates from the downward trend of the previous several years, the increase in the Company's net interest in 1994 over 1993 was driven by an increase in the volume of interest earning assets during the period. The increase in interest income from the change in the volume of assets was primarily a result of an increase in the securities portfolio. This increase offset by an increase in the volume of interest bearing deposits which increased interest expense. The provision for loan losses was down year-to-year due to stability within the loan portfolio and a reduction in the total dollar amount of delinquencies as of year end. Other operating income was down during 1994 from the prior period due to less securities gains and a reduction in the gains on the sale of mortgages. Both are attributable to the rising interest rate environment experienced throughout 1994. Other operating expense increased during 1994 versus 1993 due to an increase in salaries and benefits. This increase was primarily the result of an increase in full-time equivalents for three new branches opened in 1994.

Net Interest Income (Taxable-Equivalent Basis)

         The Company's net interest income, the difference between interest and fees on loans, securities, and other earning assets and interest expense on deposits is a major determinant of the Company's profitability. In the following analyses (Tables 2 and 3) net interest income is analyzed on a tax-equivalent basis, i.e. an adjustment is made for analysis purposes only, to increase interest income by the amount of savings of Federal income taxes, which the Company realizes by investing in certain tax free municipal securities and by making loans to certain tax-exempt organizations. In this way the ultimate economic impact of earnings from various assets can be more readily compared.

         Net interest income is affected by changes in volume and changes in interest rates. Volume refers to the amount of interest-earning assets, such as loans and investments, and the amount of interest-costing liabilities, such as savings and time deposits. Demand deposits and equity capital provide a source of funds for lending or investment and enhance the interest margins since no payment of interest expense is required (although equity capital requires no payment of interest expense, shareholders invest in entities such as the Company in anticipation of returns commensurate with the risk assumed with such an investment). Similarly, certain assets, such as bank premises and equipment, other real estate, and non-performing loans do not enhance the interest margin, since they earn no interest income.

         Pricing policies on loans and investment policies have become increasingly important in terms of maintaining and improving the interest margin. The Company places continuing emphasis on asset/liability management at the senior management and director levels in order to maintain control and profitability in a changing economic environment. Table 2 presents a summary of the changes in net interest income separated between changes in volumes and changes in rates. The portion of the change resulting from changes in rates was determined by multiplying the change in rates during the year by the volume at the beginning of the year. The balance of change in net interest income was attributed to the change in volume experienced during the year.

           The impact of changes in the volume of interest earning assets and interest bearing liabilities and the change in rates for both of these areas resulted in a decrease in net interest income on a tax equivalent basis of $42,000 from 1994 to 1995. Tax equivalent net interest income was reduced by $827,000 for interest rate changes from 1994 to 1995 versus $516,000 from 1993 to 1994. The tax equivalent net interest income from the volume change from 1994 and 1995 was comparable to the volume change for 1993 to 1994. The increase in tax equivalent net interest income from volume changes from 1994 to 1995 was $785,000 versus $651,000 from 1993 to 1994.

          Net interest income in 1995/1994 was impacted by the growth of interest bearing deposits from the seven branch openings and other promotions.. The company offered special deposit rates to support the opening of these new branches from December 1994 through November 1995 which resulted in both an increase in volume and rate of interest costing liabilities. This increase was offset by a greater increase in interest income from the increase in volume of interest earning assets. The slight decrease in net interest income from 1994 to 1995 was driven by an increase in the rate of interest bearing liabilities in excess of the interest income from the increase in the rate of interest earning assets.

          The increase in interest income was the result of a $29,304,000 increase in the total average of interest earning assets from $263,805,000 in 1994 to $293,109,000 in 1995 and a 23 basis point increase in the return on these assets for the same period which was 8.22% for 1995. The volume and rate increase in interest income was primarily driven by an increase in lending activity. Loans, net of unearned discount were up $20,732,000 from 1994 to 1995. The related interest income was up $2,277,000 to $17,199,000 in 1995. The return of 9.24% on net loans was a 22 basis point increase from the return in 1994.

         The Company had an increase in average interest bearing liabilities of $26,241,000 from 1994. This was due to an increase of interest bearing deposits to $251,181,000 for 1995, a $24,735,000 increase over 1994. This increase is due to the special rates offered on deposit products to support the opening of seven new branches from December 1994 to November 1995. This increase in volume was accompanied by an 84 basis point increase in the cost of interest bearing liabilities in 1995 to 4.44% due to the new branches and the competitive rate environment in which the Company operates. This increase in funds was utilized in funding the growth in the loan portfolios and the purchase of investment grade securities. The Company also borrowed short-term funds during the first quarter of 1995 to fund this growth.

           Table 3 provides details of the average balances outstanding during each respective year, the amount of interest and the average rates earned or paid. Net interest income is again presented on a taxable-equivalent basis.

           Tables 2 and 3 present securities available for sale in the securities categories.

           Table 4 presents the Company's interest earning assets and interest bearing liabilities as of December 31, 1995 and indicates the relative periods within which these assets and liabilities will reprice. Although Table 4 shows the Company to be liability sensitive within the next year, management believes that factors such as product pricing, interest rate spread relationships, and customer behavior patterns permit the Company to reduce interest rate risk to acceptable levels.

Table 2
Rate/Volume Analysis of Changes in Net Interest Income
Years ended December 31
(Dollars in Thousands)

------------------------------------------------------------------------------------------------------------------
                                                                    1995/1994                   1994/1993
                                                               Increase (Decrease)         Increase (Decrease)
                                                                due to changes in           due to changes in
                                                             -------------------------  --------------------------
                                                             Volume (1)  Rate   Total   Volume (1)  Rate    Total
------------------------------------------------------------------------------------------------------------------
Interest Income

Securities:
     Taxable                                                     432      181     613        960    (218)     742
     Non-taxable (2)                                             (40)     (15)    (55)       174     (53)     121
------------------------------------------------------------------------------------------------------------------
Total securities                                                 392      166     558      1,134    (271)     863
------------------------------------------------------------------------------------------------------------------

Federal funds sold                                               118       76     194        (84)     60      (24)
------------------------------------------------------------------------------------------------------------------

Loans, net of unearned discount:
     Commercial (2)                                              545      427     972        223      94      317
     Mortgage                                                    580     (210)    370        255    (421)    (166)
     Installment                                                 785      150     935       (161)    (52)    (213)
------------------------------------------------------------------------------------------------------------------
Total loans                                                    1,910      367   2,277        317    (379)     (62)
------------------------------------------------------------------------------------------------------------------

Total interest income                                          2,420      609   3,029      1,367    (590)     777
------------------------------------------------------------------------------------------------------------------

Interest Expense
Interest bearing deposits:
     NOW, Super NOW and Money Market                            (106)      24     (82)       (34)   (128)    (162)
     Savings                                                     (38)       6     (32)        64    (189)    (126)
     Time                                                      1,696    1,399   3,095        665     243      908
------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Deposits                                1,552    1,429   2,981        694     (74)     620

Short-term borrowings and note payable                            95       --      95         15       0       15
Fed Funds Purchased                                              (11)       6      (5)         7       0        7
------------------------------------------------------------------------------------------------------------------

Total interest expense                                         1,636    1,435   3,071        715     (73)     642
------------------------------------------------------------------------------------------------------------------

Change in net interest income                                 $  784     (826)    (42)    $  651    (516)     135
------------------------------------------------------------------------------------------------------------------

1) The rate/volume variance is allocated entirely to change in volume.
2) Amounts are presented on a tax-equivalent basis utilizing an effective tax rate of 34% in 1995, 1994 and 1993. The total taxable equivalent adjustments included above are $433,000, $439,000, and $433,000, for 1995, 1994 and 1993,
   respectively.

Table 3
Average Balance, Net Interest Income Rates
Years ended December 31
(Dollars in Thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                       1995                           1994                           1993
                                          ----------------------------  ---------------------------  ------------------------------
                                           Average                       Average                      Average
                                               (2)             Average       (2)            Average       (2)             Average
Assets                                     Balance  Interest      Rate   Balance  Interest    Rate    Balance  Interest      Rate
-----------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:


Securities:
          Taxable                           88,877    5,543      6.24    81,949    4,930     6.02     65,983     4,188       6.34
          Non-taxable (1)                   11,638      989      8.50    12,106    1,044     8.62     10,093       923       9.15
-----------------------------------------------------------------------------------------------------------------------------------
Total securities                           100,515    6,532      6.50    94,055    5,974     6.35     76,076     5,111       6.72
-----------------------------------------------------------------------------------------------------------------------------------

Federal funds sold                           6,480      363      5.60     4,368      169     3.87      6,532       193       2.96
-----------------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned discount:
    Commercial (1) (5)                      71,521    6,490      9.07    65,519    5,518     8.42     62,870     5,201       8.28
    Mortgage (5)                            75,553    6,643      8.79    68,956    6,273     9.10     66,155     6,439       9.73
    Installment (5)                         41,742    4,066      9.74    33,682    3,131     9.30     35,418     3,344       9.44
    Allowance for possible loan losses      (2,702)      --        --    (2,775)      --       --     (2,523)       --         --
-----------------------------------------------------------------------------------------------------------------------------------
Net loans                                  186,114   17,199      9.24   165,382   14,922     9.02    161,920    14,984       9.25
-----------------------------------------------------------------------------------------------------------------------------------

Total interest earnings assets             293,109   24,094      8.22   263,805   21,065     7.99    244,528    20,288       8.30

Non-interest earning assets                 22,278       --        --    19,403       --       --     16,604        --         --
-----------------------------------------------------------------------------------------------------------------------------------

Total assets/interest income              $315,387   24,094      7.64   283,208   21,065     7.44    261,132    20,288       7.77
-----------------------------------------------------------------------------------------------------------------------------------

Average Balance, Net Interest Income Rates
Years ended December 31
(Dollars in Thousands)


-----------------------------------------------------------------------------------------------------------------------------------
                                                       1995                           1994                           1993
                                          ----------------------------  ---------------------------  ------------------------------
                                           Average                       Average                      Average
                                               (2)             Average       (2)            Average       (2)             Average
Liabilities                                Balance  Interest      Rate   Balance  Interest    Rate    Balance  Interest      Rate
-----------------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities:

Deposits:
     NOW, Super NOW and
        Money Market                 $ 38,173          939       2.46     42,490    1,021      2.40    43,928    1,183       2.69
     Savings                           54,818        1,393       2.54     56,313    1,425      2.53    53,827    1,551       2.88
     Time                             158,190        8,783       5.55    127,643    5,688      4.46   112,710    4,780       4.24
----------------------------------------------------------------------------------------------------------------------------------
Total interest bearing deposits       251,181       11,115       4.43    226,446    8,134      3.59   210,465    7,514       3.57
----------------------------------------------------------------------------------------------------------------------------------

Short-term borrowings
     and note payable                   1,872          110       5.88        255       15      5.88        --      --          --
Fed Funds Purchased                        20            2      10.00        131        7      5.34        --      --          --
----------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liability      253,073       11,227       4.44    226,832    8,156      3.60        --      --          --
----------------------------------------------------------------------------------------------------------------------------------

Non-interest bearing deposits and
     other liabilities                 35,290           --         --     31,188       --        --    26,828      --          --
----------------------------------------------------------------------------------------------------------------------------------

Total liabilities                     288,363       11,227       3.89    258,020    8,156      3.16   237,293   7,514        3.17
----------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity                   27,024           --         --     25,188       --        --    23,839      --          --
----------------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders'
     equity/interest expense         $315,387       11,227       3.56    283,208    8,156      2.88   261,132    7,514       2.88
----------------------------------------------------------------------------------------------------------------------------------

Net interest income                  $              12,867                         12,909                        12,774
----------------------------------------------------------------------------------------------------------------------------------

Net interest spread (3)                                          3.80%                         4.39%                         4.73%
----------------------------------------------------------------------------------------------------------------------------------

Net interest yield (4)                                           4.39%                         4.89%                         5.22%
----------------------------------------------------------------------------------------------------------------------------------

(1) Interest and average rates are presented on a taxable-equivalent basis utilizing an effective tax rate of 34% in 1995, 1994 and 1993. The total taxable-equivalent adjustments included above are $433,000, $439,000 and $433,000 for 1995, 1994, and 1993, respectively.

(2) Average balances are computed utilizing daily average balances. Non-accruing loans have been included in average loan balances.

(3) Net interest spread is the arithmetic difference between the rate earned on total interest earning assets and the rate paid on total interest bearing liabilities.

(4) Net interest yield is computed by dividing net interest income by total interest earning assets.

(5) Total interest income includes fees of $324,000, $470,000, $723,000 in 1995, 1994, and 1993, respectively.

Table 4
Interest Rate Sensitivity

-----------------------------------------------------------------------------------------------------------------------------
                                     1 to 90        91 to 180       181 to 365       1 to 5        Beyond
                                       Days           Days             Days          Years         5 Years         Total
-----------------------------------------------------------------------------------------------------------------------------
Interest Earning Assets

Securities available for sale    $   16,571,000      15,439,000       23,394,000     8,966,000     3,958,000      68,328,000
Investment securities                 3,075,000       1,289,000        3,920,000    16,782,000       967,000      26,033,000
Loans (net of unearned discount
       and deferred fees)            52,485,000       9,202,000       27,195,000    52,740,000    55,675,000     197,297,000
Federal funds sold                    8,500,000              --               --            --            --       8,500,000

-----------------------------------------------------------------------------------------------------------------------------
Total                            $   80,631,000      25,930,000       54,509,000    78,488,000    60,600,000     300,158,000
-----------------------------------------------------------------------------------------------------------------------------

Interest Bearing Liabilities

Interest bearing DDA (MMA,
       NOW, Super NOW)           $   37,902,000              --               --            --            --      37,902,000
Savings (1)                          10,813,000              --               --            --    43,249,000      54,062,000
Time                                 21,421,000      31,145,000       47,939,000    28,591,000            --     129,096,000
Time > $100M                          8,407,000       8,210,000       11,427,000     6,233,000            --      34,277,000
Note Payable                                 --              --               --            --       275,000         275,000

-----------------------------------------------------------------------------------------------------------------------------
Total                            $   78,543,000      39,355,000       59,366,000    34,824,000    43,524,000     255,612,000
-----------------------------------------------------------------------------------------------------------------------------

Interest rate sensitivity gap    $    2,088,000    (13,425,000)      (4,857,000)    43,664,000    17,076,000      44,546,000

Cumulative interest rate
      sensitivity gap            $    2,088,000    (11,337,000)     (16,194,000)    27,470,000    44,546,000

Cumulative interest rate
      sensitivity ratio (2)               0.65%         (3.53%)          (5.05%)         8.57%        13.89%

-----------------------------------------------------------------------------------------------------------------------------

(1) The amount shown as repricing within 1 to 90 days is that portion which, based upon average balances, is considered sensitive to changes in interest rates. The Company's historical experience has been that total savings account balances exhibit minimal movement with changes in interest rates. Accordingly, a large percentage of the Company's savings account balances are not as rate sensitive and are classified in the "Beyond Five Years" category.
(2) Represents the cumulative interest rate sensitivity gap as a percentage of total assets.

Table 5
Other Operating Income

-------------------------------------------------------------------------------------------------
                                                                  Years ended December 31
                                                           --------------------------------------
                                                                  1995         1994         1993
-------------------------------------------------------------------------------------------------
Service charges on deposit accounts                      $     849,000      749,000      815,000
Net gains on sales of
    securities available for sale                              457,000       29,000      369,000
Net gains on calls of held to maturity securities                8,000            -            -
Other income                                                   599,000      541,000      566,000
-------------------------------------------------------------------------------------------------

Total other operating income                             $   1,913,000    1,319,000    1,750,000
-------------------------------------------------------------------------------------------------

         Service charge income on deposit accounts increased in 1995 due to an increase in the fees collected for returned items and an increased number of accounts subject to service charge routines of the Bank. During 1993 pricing of service charges and maintenance fees were increased based upon an earnings improvement study completed by consultants for the Company. This resulted in an increase in service charge income on deposit accounts in 1993. As these new service charge routines seasoned, our customers adjusted accordingly. A larger percentage of our customers complied with the requirements necessary to avoid service charge assessment in 1994 than in 1995.

         The company recognized a gain of $18,000 on the sale of mortgage loans in 1995, a loss of $34,000 in 1994 and a gain of $105,000 in 1993, respectively. Also recognized were gains of $31,000, $21,000 and $45,000 in 1995, 1994, and 1993 respectively, on the sale of PHEAA loans.

         Net security gains are a result of management's constant monitoring of the securities portfolio in response to changes in interest rates and changes in the Company's asset/liability strategy. On November 15,1995, the Financial Accounting Standards Board (FASB) released a special report entitled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt & Equity Securities." This guide contained a provision which allowed a one time reclassification of securities previously classified as Held by Maturity to the Available for Sale category. Securities in the Available for Sale category can be sold in the normal course of managing the balance sheet, while there are restrictions on the sale of securities from the Held to Maturity portfolio. Bank Management believes that it was appropriate to take advantage of this reclassification opportunity since a bank's ability to manage overall risk is enhanced by having a larger Available for Sale portfolio. Accordingly, the Bank reclassified securities with a book value of $11,825,000 in December 1995. Throughout 1995 the Company sold securities from the Available for Sale portfolio which resulted in a net gain on the sale of securities of $457,000 for the year.

Table 6
Other Operating Expenses

---------------------------------------------------------------------------------------------
                                                                Years ended December 31
                                                       --------------------------------------
                                                          1995         1994             1993
---------------------------------------------------------------------------------------------

Salaries and employee benefits                       $   4,385,000    4,181,000    3,846,000
Net occupancy expense of bank premises                     761,000      679,000      631,000
Furniture and equipment expenses                           565,000      543,000      529,000
Data processing expense                                    332,000      339,000      346,000
FDIC Insurance                                             319,000      537,000      522,000
Other expenses                                           2,713,000    2,418,000    2,696,000
---------------------------------------------------------------------------------------------

Total other operating expenses                       $   9,075,000    8,697,000    8,570,000
---------------------------------------------------------------------------------------------

         Other Operating Expenses, (Continued)

         Salaries and employee benefits, which represent the most significant portion of non-interest expenses, increased by 4.9 % and 8.7% in 1995 and 1994, respectively. The 1995 increase is attributed to normal salary increases and an increase in full-time equivalents which included the addition of staff for seven new branches opened from December 1994 through November 1995. Salary expense increased 10.4% and employee benefit expense decreased 9.7% in 1995. Salary expense increased 7.3% and employee benefit expense increased 12.2 % in 1994 over 1993.

         Contributions to the Company's ESOP decreased $264,000 from 1994 for a total of $5,000 in the current year. The contributions in 1994 decreased $6,000 from 1993 for a total of $269,000. The contribution in 1995 was substantially less because the plan had unallocated shares purchased in previous periods negating the need for more funds in 1995.

         The increase in net occupancy and furniture and equipment expense of $104,000 or 8.5% over 1994 and the increase of $62,000 or 5.3% in 1994 over 1993 reflects the increased costs from the seven new branch facilities opened during 1994/1995. The increase is also attributable to inflation and increased costs for snow removal.

         The decrease of data processing expense of $7,000 or 2.1% in 1995 was due to a decrease in the expense for recurring supplies and maintenance. This was partially offset by an increase in depreciation expense for additions placed in service in 1994. The decrease in data processing expense in 1994 was due to a reduction in leasing expense for the teller equipment which was replaced in late 1993 with the purchase of new teller equipment.

         The decreased level of insurance premiums for FDIC Insurance was substantial in 1995 resulting in expense of $319,000 versus $537,000 for 1994. This decrease was due to the bank insurance fund recaptialization refund calculation due on assessments paid for the second and third quarter of 1995.

          Other expenses increased by 12.2 % in 1995 after decreasing by 10.3% in 1994. The increase in 1995 is due to an increase in other miscellaneous operating expenses associated with opening of the new branches. The Company also had an increase in other real estate expenses of $72,000 over 1994 associated with higher administration costs incurred in the foreclosure and continuing maintenance of properties.

Financial Position

         Loan Portfolio

         The Company competes actively in a marketplace characterized by intensifying competition. Total loans, net of unearned discount and deferred loan fees, increased $17,425,000 or 9.7% in 1995 and increased by $20,289,000 or 12.7% in 1994. The increase is attributable to growth in all three segments of the Company's portfolio: residential real estate, commercial loans and consumer loans. The stable downward trend in interest rates in 1995 and the increased level of competition for loans created an aggressive rate environment for loan products within the Company's market area. This coupled with increasing levels of demand for commercial and consumer credit resulted in continued growth in the Company's loan portfolio. Because of the Company's ability to retain loans with the characteristics of residential mortgages at the interest rates these loans were originated, management decided to retain a large percentage of newly originated mortgages throughout the year as compared to 1994. This resulted in the increase of mortgage loans in 1995 over 1994.

The following table summarizes loans held for portfolio by type at December 31 for each of the last five years:

Table 7

---------------------------------------------------------------------------------------------------------
                                                               December 31
                                 ------------------------------------------------------------------------
                                      1995          1994           1993          1992          1991
---------------------------------------------------------------------------------------------------------
Commercial, financial &            $ 74,746,000    68,803,000     63,450,000    60,297,000    53,646,000
     agricultural
Real estate construction                625,000     1,482,000      1,594,000     1,005,000     1,881,000
Real estate residential             112,493,000   102,708,000     88,857,000    92,358,000    83,610,000
Consumer                             19,013,000    14,184,000     11,609,000    19,429,000    22,069,000
---------------------------------------------------------------------------------------------------------

Total loans, gross                  206,877,000   187,177,000    165,510,000   173,089,000   161,206,000

Unearned discount and deferred
     loan fees                       (9,580,000)   (7,305,000)    (5,927,000)   (8,089,000)   (9,349,000)
---------------------------------------------------------------------------------------------------------

Total loans, net of unearned
     discount and deferred loan
     fees                          $197,297,000   179,872,000    159,583,000   165,000,000   151,857,000
---------------------------------------------------------------------------------------------------------

              The following table summarizes commercial, financial, agricultural and real estate construction loans at December 31, 1995 by maturity distribution (based on contractual maturities) and by interest rate sensitivity:

Table 8

---------------------------------------------------------------------------------------------------
                                            One Year      One Through       Over           Total
                                             or Less      Five Years     Five Years     Gross Loans
---------------------------------------------------------------------------------------------------
Maturity Distribution:

Commercial, financial & agricultural      $  26,646,000    15,639,000    32,461,000     74,746,000
Real estate construction                        625,000       -             -              625,000
---------------------------------------------------------------------------------------------------

Total                                     $  27,271,000    15,639,000    32,461,000     75,371,000
---------------------------------------------------------------------------------------------------

Interest Rate Sensitivity:

Loans with predetermined rates               10,693,000    14,167,000    21,471,000     46,331,000
Loans with variable rates                    16,578,000     1,472,000    10,990,000     29,040,000
---------------------------------------------------------------------------------------------------

Total                                     $  27,271,000    15,639,000    32,461,000     75,371,000
---------------------------------------------------------------------------------------------------

         Variable interest rate loans and shorter maturities provide for interest rate changes from time to time based upon changes in the Company's base lending rate or some other barometer of market interest rates. By matching the interest rate sensitivity of variable rate loans against the interest rate sensitivity of liabilities, management attempts to reduce the Company's vulnerability to future interest rate fluctuations. As in previous years, management continues to seek commercial and residential mortgage loans with variable interest rates. The spread between short term interest rates, which many variable rate loans are indexed to, and long term interest rates has enabled the Bank to increase its percentage of variable rate loans originated as a percentage of total loans originated in 1995 than it has been able to in the past, particularly residential mortgage loans. In 1995, the Company originated $11,200,000 in residential mortgage loans of which $7,100,000 were variable rate loans. The Company originated $20,988,000 in 1994 of which $ 13,041,000 were variable rate loans. In addition, the Bank has the ability to sell fixed rate residential mortgages and student loans it does originate into secondary markets to reduce its exposure to future interest rate increases. Sales of mortgage and student loans were $3,043,000 for 1995 and $6,411,000 for 1994.

Risk Elements of Loan Portfolio

         The following table shows various non-performing categories as of December 31 for each of the last five years:

Table 9

-------------------------------------------------------------------------------------
                             1995       1994        1993          1992       1991
--------------------------------------------------------------------------------------
Non-accrual loans       $  2,161,000   2,315,000   3,613,000    4,414,000   2,939,000

Restructured loans           837,000   1,077,000     496,000      380,000     196,000
--------------------------------------------------------------------------------------

                        $  2,998,000   3,392,000   4,109,000    4,794,000   3,135,000
--------------------------------------------------------------------------------------

Prior to 1994, other loans past due ninety or more days as to interest or principal were disclosed separately from non-accrual loans. These loans have now been added to non-accrual loans for disclosure purposes as loans ninety or more days past due by definition are non-accruing due to interest being reversed in accordance with the Bank's lending policies.

         The Company generally places a loan on a non-accrual status when, in the opinion of management, the borrower does not have the ability to meet the original terms of the loan. The Company also reverses the accrued interest on all loans over ninety days past due unless the Bank considers the loan to be well secured and in the process of collection. The continued reduction in non-accrual loans is attributable to stepped-up collections effort by the Bank and management's initiative to reduce the number of matured loans which are classified as past due until underwriting is complete to renew the facility.

         There was no interest income recognized on non-accruing loans in 1995 or 1994 and $5,000 in 1993. If the non-accruing loans had been current in accordance with their original terms and had been outstanding throughout the period, interest income would have been increased by $ 111,000, $109,000 and $228,000 in 1995, 1994, and 1993, respectively.

         The amount of interest on restructured loans which was recorded in income was $73,000 in 1995, $37,000 in 1994, and $46,000 in 1993. If the
restructured loans had been current in accordance with their original terms and had been outstanding throughout the period, interest income would have been increased by $ 12,000, $8,000,and $13,000 in 1995, 1994, and 1993, respectively.

          In 1993, the FASB issued Statement of Financial Accounting standard
(SFAS) No. 114, "Accounting By Creditors for Impairment of Loans." SFAS No. 114 requires certain impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's market price or the fair value of the collateral if the loan is collateral dependent. In October 1994, the FASB issued SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures (SFAS No. 118), which amends SFAS No. 114 and requires certain related disclosures.

Both SFAS No. 114 and 118 were effective for the Company beginning January 1, 1995 and have been reflected prospectively from that date. The implementation of these statements did not have a material effect on the Company's results of operations, financial condition, or stockholders'equity. As of December 31,1995, the Company had impaired loans with a total recorded investment of $1,722,000 and an average recorded investment for the twelve month period ended December 31,1995 of $1,528,000. As of December 31,1995, the amount of recorded investment in impaired loans for which there is a related allowance for credit losses and amount of the allowance is $288,000 and $95,000, respectively. The amount of the recorded investment in impaired loans for which there was no related allowance for credit losses at December 31,1995 is $1,434,000. The aggregate amount of impaired loans are measured under the fair value measurement method. For purposes of applying the measurement criteria for impaired loans under SFAS No. 114, as amended, the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans, as well as commercial, financial , and agricultural loans with balances less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan is transferred to nonaccrual status, or earlier if based on management's assessment of the relevant facts and circumstances, it is probable that the Bank will be unable to collect all proceeds due according to the contractual terms of the loan agreement. The Company's policy for the recognition of interest income on impaired loans is the same as for nonaccrual loans discussed previously. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

         Substantially all of the Bank's loans are secured by residential and/or commercial real estate in the area of northeastern Pennsylvania. Accordingly, the Bank's primary concentration of credit risk is related to the real estate market in the northeastern Pennsylvania area and the ultimate collectibility of this portion of the Bank's loan portfolio is susceptible to changes in economic conditions in that area. As of December 31, 1995 and 1994, there were no other concentrations of loans exceeding 10% of total loans. Loan concentrations are considered to exist when there are amounts loaned to related borrowers or to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic conditions.

Provision and Allowance for Possible Loan Losses

         The allowance for possible loan losses constitutes the amount available to absorb known and inherent losses within the loan portfolio. When establishing the appropriate levels for the quarterly and annual provision and the allowance for possible loan losses, management considers a variety of factors, in addition to the inherent risk of loss contained in the lending process. Periodic consideration is given to the current impact of economic conditions, the diversification of the loan portfolio, the volume and nature of non-performing and impaired loans, historical loss experience, the financial condition of significant individual borrowers, the adequacy of any collateral, and other factors. Consideration is also given to examinations performed by regulatory authorities and the Company's independent auditors.

         The provision for loan losses was $420,000 in 1995, $310,000 in 1994, and $837,000 in 1993. In 1993, 1992, and 1991, Management increased the overall level of the provision in response to the instability of the economy. Stability within the loan portfolio, reduced number and dollar amount of delinquent loans, and the absence of external economic factors indicative of the need for additional reserves were the primary factors which resulted in a reduction of the provision for loan losses in 1994. In an effort to address any risks presented by the continued growth of the loan portfolio and the increased level of net loans charged off, Management increased the loan loss provision $110,000 in 1995 over 1994. The current year provision has enabled the allowance for loan losses to increase by 1.6% to $2,742,000 as of December 31, 1995, while there was an 9.7% increase in total loans, net of unearned discount and unearned loan fees.

          The following table presents an analysis of the allowance for possible loan losses for each of the last five years:

Table 10
Analysis of the Allowance for Possible Loan Losses

---------------------------------------------------------------------------------------------------------------
                                                            Years ended December 31
                                          ---------------------------------------------------------------------
                                              1995          1994           1993          1992          1991
---------------------------------------------------------------------------------------------------------------
Balance at beginning of period.            $2,699,000     2,604,000      2,360,000     1,882,000     1,607,000

Loans charged off:
       Commercial, financial &
           agricultural                      (231,000)      (66,000)      (441,000)     (128,000)     (480,000)
       Real estate construction                    --            --             --            --            --
       Real estate residential                (85,000)     (179,000)      (123,000)      (90,000)       (2,000)
       Consumer                              (124,000)      (69,000)      (108,000)     (243,000)     (278,000)
---------------------------------------------------------------------------------------------------------------
Total loans charged off                      (440,000)     (314,000)      (672,000)     (461,000)     (760,000)
---------------------------------------------------------------------------------------------------------------

Recoveries on charged off loans:
       Commercial, financial &
           agricultural                        49,000        70,000         33,000        52,000        53,000
       Real estate construction.                   --            --             --            --            --
       Real estate residential                     --            --         19,000        16,000            --
       Consumer                                14,000        29,000         27,000        21,000        32,000
---------------------------------------------------------------------------------------------------------------
Total recoveries                               63,000        99,000         79,000        89,000        85,000
---------------------------------------------------------------------------------------------------------------

Net loans charged off                        (377,000)     (215,000)      (593,000)     (372,000)     (675,000)

Provision for loan losses                     420,000       310,000        837,000       850,000       950,000
---------------------------------------------------------------------------------------------------------------

Balance at end of period                   $2,742,000     2,699,000      2,604,000     2,360,000     1,882,000
---------------------------------------------------------------------------------------------------------------

Net charge-offs during the period as
       a percentage of average loans
       outstanding during the period             0.20%         0.13%          0.36%          .24%          .46%

Allowance for possible loan losses
       as a percentage of loans net of
       unearned discount and loan fees
       at end of period                          1.39%         1.50%          1.63%         1.43%         1.24%
---------------------------------------------------------------------------------------------------------------

         The following table presents an allocation of the allowance for possible loan losses by major category and percentage of loans in each category to total loans for each of the last five years. It should be noted that allocations are no more than estimates and are subject to revision as conditions change.

Table 11
Allocation of Allowance for Possible Loan Losses

-----------------------------------------------------------------------------------------------------------------------------
                          1995                 1994                 1993                 1992                  1991
                    ---------------------------------------------------------------------------------------------------------
                                % of                 % of                 % of                  % of                  % of
                              loans to             loans to             loans to              loans to              loans to
                               total                total                 total                 total                 total
                     Amount    loans      Amount    loans       Amount    loans      Amount     loans     Amount      loans
-----------------------------------------------------------------------------------------------------------------------------
Commercial,
financial
& agricultural    $  258,000    36.1      531,000     36.8      431,000    38.3      390,000     34.8      400,000     33.3
Real estate
construction              --     0.3           --      0.8           --     1.0           --      0.6           --      1.2
Real estate
 residential         135,000    54.4      376,000     54.9      448,000    53.7      406,000     53.4       50,000     51.9
Consumer             106,000     9.2      166,000      7.5      685,000     7.0      621,000     11.2      171,000     13.6
Unallocated        2,243,000      --    1,626,000       --    1,040,000      --      943,000       --    1,261,000       --
-----------------------------------------------------------------------------------------------------------------------------

                  $2,742,000     100    2,699,000      100    2,604,000     100    2,360,000      100    1,882,000      100
-----------------------------------------------------------------------------------------------------------------------------

         Allocations for commercial, financial and agricultural loans are determined by reviewing certain significant, non-performing, delinquent or otherwise unusual loans and charge-offs and by analyzing historical loss experience and delinquent trends. Losses on residential real estate loans and consumer loans are reasonably predictable based on historical loss experience, delinquency trends and current economic conditions. The unallocated portion of the allowance for possible loan losses is established by management at a level considered prudent to absorb certain inherent risks in the loan portfolio based on such information as is currently available. In 1995 and 1994, these same factors were used in setting specific allocations for commercial, financial and agricultural loans, and residential mortgages. Shifts in specific allocations for 1995 resulted from continuing refinement of loan officer risk ratings and reductions in delinquency percentages. In 1993 and 1992, Management concluded that an increase in the specifically allocated portion of the allowance at December 31, 1993 and 1992 for residential mortgages and consumer loans was warranted due to increasing delinquencies in these portfolios. These delinquency trends tempered in 1994 and 1995 resulting in the reduction of allocated reserves to consumer and real estate residential loans and an increase in unallocated reserves.

Securities Portfolio

         The primary objectives in managing the Company's securities portfolio are to maintain the needed flexibility to meet liquidity needs and changing interest rates without impairing earnings, and to provide a stable source of interest revenue. The following table presents the yield by securities type and contractual maturity for the Bank's securities portfolio, consisting of securities available for sale and investment securities.

Table 12
Securities Portfolio and Yield by Maturity

                                                                      December 31, 1995
                                          --------------------------------------------------------------------------
                                                          After One     After Five
                                            One Year       Through        Through      After Ten
                                            or Less      Five Years      Ten Years       Years             Total
--------------------------------------------------------------------------------------------------------------------
Securities Available for Sale
--------------------------------------------------------------------------------------------------------------------
U.S. Treasuries & Other
      U.S. Government agencies:
          Fair value                      $ 46,085,000     9,760,000     1,999,000     8,424,000         66,268,000

          Yield                                   6.13          6.80          8.71          6.28               6.33
--------------------------------------------------------------------------------------------------------------------
State & Municipal agencies:
          Fair Value                      $    101,000            --            --            --            101,000

          Yield(1)                               10.08            --            --            --              10.08
--------------------------------------------------------------------------------------------------------------------

Other securities:
          Fair value                                --            --            --     1,959,000          1,959,000

          Yield                                     --            --            --          6.42               6.42
--------------------------------------------------------------------------------------------------------------------

Total Fair Value                            46,186,000     9,760,000     1,999,000    10,383,000         68,328,000
--------------------------------------------------------------------------------------------------------------------

Weighted average yield                            6.14          6.80          8.71          6.31               6.32
--------------------------------------------------------------------------------------------------------------------

Investment Securities
--------------------------------------------------------------------------------------------------------------------

U. S. Treasuries & other
      U.S. government agencies:

           Carrying value                 $  7,650,000    10,047,000            --            --         17,697,000

           Yield                                  5.90          5.98            --            --               5.94
--------------------------------------------------------------------------------------------------------------------

States & Municipal
      securities:

          Carrying value                       424,000     6,735,000       901,000        66,000          8,126,000

          Yield (1)                               8.98          8.66          8.46         12.51               8.68
--------------------------------------------------------------------------------------------------------------------

Other securities:

          Carrying value                       210,000            --            --            --            210,000

          Yield                                   7.64            --            --            --               7.64
--------------------------------------------------------------------------------------------------------------------

Total carrying value                      $  8,284,000    16,782,000       901,000        66,000         26,033,000
--------------------------------------------------------------------------------------------------------------------

Weighted average yield                            6.10          7.05          8.46         12.51               6.81
--------------------------------------------------------------------------------------------------------------------

(1) Yields are presented on a taxable equivalent basis utilizing an effective tax rate of 34% for all maturities.
(2) Yields on securities available for sale are computed using historical amortized cost.

         The following table sets forth the composition and carrying value of the Company's securities portfolio, analyzed by securities available for sale and investment securities, as of the dates indicated:

Table 13
Securities Portfolio

Securities available for sale ( 1995 and 1994 at market value and 1993 at cost)

-------------------------------------------------------------------------------------------------
                                                                     December 31
                                                          1995          1994           1993
-------------------------------------------------------------------------------------------------
U.S. Treasuries & Other
     U.S. Government Agencies                      $   66,268,000    48,743,000     55,208,000

     State and Municipal                                  101,000            --             --

     Other                                              1,959,000     1,724,000             --
     --------------------------------------------------------------------------------------------

Total                                              $   68,328,000    50,467,000     55,208,000
-------------------------------------------------------------------------------------------------


Investment securities
-------------------------------------------------------------------------------------------------

U.S. Treasuries & Other
     U.S. Government Agencies                      $   17,697,000    40,182,000     12,813,000

     State & Municipal                                  8,126,000    12,424,000     11,636,000

     Other                                                210,000       309,000        605,000
-------------------------------------------------------------------------------------------------

Total                                              $   26,033,000    52,915,000     25,054,000
-------------------------------------------------------------------------------------------------

         Approximately $15 million, or 16% of the total investment portfolio, is invested in U.S. Agency Mortgage-Backed pools and U.S. Agency issued Collateralized Mortgage Obligations (CMOs). This is split equally between fixed rate and adjustable rate issues. Due to the nature of the mortgage collateral behind these issues, the average lives of these holdings will tend to lengthen when interest rates rise and shorten when interest rates fall. To help mitigate this risk, management primarily focuses on instruments that have some degree of extension and call protection, particularly in the fixed rate holdings. All of the fixed rate holdings are, for example, planned amortization class CMO's, which provide a higher degree of certainty with respect to cashflows. In addition, management regularly reviews the performance of all Mortgage-Backed holdings as well as the portfolio as a whole. This includes the projection of principal cashflows under a current rate environment as well as given a parallel move in the yield curve up or down 200 basis points.

Deposits

         One of the primary components of sound growth and profitability is deposit accumulation and retention. Total deposits at December 31, 1995 increased by 6.5% over total deposits at December 31, 1994, which had a 14.0% increase over total deposits at December 31, 1993. Table 14 below summarizes deposits by type. Table 15 presents maturity information for all time deposits and Table 16 presents maturity information for time deposits of $100,000 or greater.

Table 14
Deposits by Major Classification

                                                                   December 31
                                              -----------------------------------------------------------
                                                     1995              1994                1993
---------------------------------------------------------------------------------------------------------
Demand non-interest bearing                   $    32,915,000        29,157,000          25,781,000
NOW and Super NOW                                  15,392,000        16,526,000          17,061,000
Savings                                            54,062,000        55,333,000          54,622,000
Money Market                                       22,510,000        24,824,000          28,008,000
Time                                              163,373,000       144,878,000         112,084,000
---------------------------------------------------------------------------------------------------------

Total                                         $   288,252,000       270,718,000         237,556,000
---------------------------------------------------------------------------------------------------------

Table 15
Remaining Maturities of Time Deposits

---------------------------------------------------------------------------------------------------------
                                                                        December 31
                                                ---------------------------------------------------------
                                                     1995              1994                1993
---------------------------------------------------------------------------------------------------------
Three months or less                          $    29,828,000        22,149,000          26,161,000
Over three through six months                      39,355,000        31,056,000          36,186,000
Over six through twelve months                     59,366,000        49,571,000          30,331,000
Over twelve months                                 34,824,000        42,102,000          19,406,000
---------------------------------------------------------------------------------------------------------

Total                                         $   163,373,000       144,878,000         112,084,000
---------------------------------------------------------------------------------------------------------

Table 16
Remaining Maturities of Time Deposits of
$100,000 or Greater

---------------------------------------------------------------------------------------------------------
                                                                     December 31
                                               ----------------------------------------------------------
                                                     1995               1994                1993
---------------------------------------------------------------------------------------------------------
Three months or less                          $     8,407,000         6,110,000           5,165,000
Over three through six months                       8,210,000         7,245,000           8,762,000
Over six through twelve months                     11,427,000         9,070,000           9,249,000
Over twelve months                                  6,233,000         6,617,000           1,942,000
---------------------------------------------------------------------------------------------------------

Total                                         $    34,277,000        29,042,000          25,118,000
---------------------------------------------------------------------------------------------------------

           Federal Fund rates, which are a driving factor in the pricing of liabilities, increased in 1994 and the beginning of 1995 then stabilized until there were two rate reductions in the last two quarters of 1995. The instability in interest rates led to a trend from long-term instruments to intermediate and short-term instruments reflecting the consumers' unwillingness to commit their funds for extended periods of time. As the interest rates offered on time deposits continued to rise, consumers made a renewed commitment to time deposits throughout 1994, and with special rates offered in 1995 for new branch promotions, this trend continued throughout 1995.

         Taxation

         Income tax expense was $1,370,000, $1,333,000, and $1,323,000 for 1995,
1994, and 1993, respectively. The Company's effective tax rate for these periods was 28.2%, 27.9%, and 28.3%, respectively. The increase in the Company's tax expense is primarily due to the increasing level of income before income taxes offset by proportionately smaller benefits from a relatively constant level of tax-exempt obligations as a result of the Tax Reform Act of 1986.

         Effective January 1, 1993 the Company adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, (SFAS No. 109) which changes the method by which the Company accounts for deferred income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The cumulative effect of the adoption of SFAS No. 109 was a $75,000 reduction of the net deferred tax asset as of January 1,1993.

         Liquidity

         Liquidity involves the Company's ability to raise funds to support asset growth, meet deposit withdrawal and other borrowing needs, maintain reserve requirements and otherwise operate the Company on an ongoing basis. To adjust for the effects of a changing interest rate environment and deposit structure, the Company's management monitors its liquidity requirements through its asset/liability management program. This program, along with other management analysis, enables the bank to meet its cash flow requirements and adapt to the changing needs of individual customers and the requirements of regulatory agencies.

          Among the sources of asset liquidity are cash and due from banks, Federal Funds sold, securities available for sale, mortgage loans available for sale, and funds received from the repayment of loans and the maturing of investments. The total carrying value of cash and due from banks, Federal Funds sold, securities available for sale and investment securities with maturities of less than one year was $97,789,000 at December 31, 1995. In addition to these sources of liquidity and loan repayments, the Company has the ability to secure borrowings collateralized by the securities portfolio. Through the use of these and other sources, management believes the Company has adequate liquidity in both the short-term and the long-term to carry out the Company's growth and profitability strategies. The Company's ability to pay dividends depends primarily on the ability of the Bank to pay dividends to the Company. Note 13 of the consolidated financial statements provides information as to the limitations on dividend and other funds transfers from the Company's subsidiary. Such limitations are not expected to adversely impact the ability of the Company to meet its future dividend and other cash obligations.

Effects of Economic Cycles

         Economic conditions are reviewed by management in a continuing effort to adjust to the changing environment. The effects of these changes on the banking industry as a whole and in the Company's market area are reviewed by management in order to compete at a level consistent with the goals of profitability and sound management policy.

         An economic recession can decrease longer term interest rates, which will generally increase the value of existing fixed rate investment securities, mortgage loans and other similar fixed rate assets. However, recessionary periods also may tend to decrease the borrowing needs of consumers and cause increased uncertainty relative to the borrowers ability to pay previously advanced loans. Also, reinvestment of matured investments and loan principal payments can be a problem as attractive rates are not as available. This may be further exacerbated by accelerated prepayments in a falling interest rate environment. The converse of the aforementioned impact of an economic recession may be true in a period of economic expansion. Management closely monitors the collectibility of existing loans outstanding and intends to be conservative when authorizing new loans, especially during periods of economic uncertainty.

Impact of Other Recently Issued Accounting Standards

           In March 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and that any related impairment be based on the fair value of the asset. This statement also requires that long-lived assets to be disposed of be carried at the lower of cost or fair value less estimated disposal costs. This statement was effective January 1,1996 and management does not expect the adoption of this statement to materially affect the Company's results of operations, financial condition or stockholders' equity.

           In May 1995, the FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights. This statement will prospectively require the Company, which services mortgage loans for others in return for a fee, to recognize these servicing assets, regardless of how they were acquired. Additionally, the Company will be required to assess the fair value of these assets at each reporting date to determine impairment. SFAS No. 122 is required to be adopted by the Company in 1996. Management does not expect the adoption of this statement to materially affect the Company's results of operations, financial condition, or stockholders' equity.

         In October 1995, the FASB issued SFAS No. 123 Accounting for Stock-based Compensation. This statement encourages the adoption of fair value accounting for stock-based compensation issued to employees. Further, in the event that fair value accounting is not adopted, the statement requires proforma disclosure of net income and earnings per share as if fair value accounting had been adopted. SFAS No. 123 is required to be adopted by the Company in 1996. Management expects that it will not adopt fair value accounting for stock-based compensation issued to employees and, therefore, does not expect the adoption of this statement to materially affect the Company's results of operations, financial condition, or stockholders' equity.

Capital Adequacy

         A strong capital position is important to the continued profitability of the Company and promotes depositor and investor confidence. The Company's capital consists of stockholders' equity, which provides a basis for future growth and expansion and also provides a buffer against unexpected losses. Undivided profits increased 14.2% between 1994 and 1995 and 16.8% between 1993 and 1994. The Company has paid cash dividends without interruption since 1942 and it is management's intention to continue paying a reasonable return on stockholders' investment while retaining adequate earnings to allow for continued growth.

          The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8% at December 31, 1995, of which 4% must be Tier I capital. The Company's total risk-based capital ratio was 16.8% at December 31, 1995 and 16.8% at December 31, 1994. The Company's Tier I risk-based capital ratio was 15.6% at December 31, 1995 and 15.6% at December 31, 1994.

          In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. The Company's leverage ratio was 8.8% at December 31, 1995 and 8.3% at December 31, 1994.

          In December 1991, the Federal Deposit Insurance Corporation Improvement Act (FDICIA) was enacted, which substantially revises the bank regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes.

          The Act establishes minimum capital requirements for all depository institutions and establishes five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly under-capitalized", and "critically undercapitalized". FDICIA imposes significant restrictions on the operations of a bank which is not at least adequately capitalized. A depository institution's capital tier will depend upon where its capital levels are in relation to various other capital measures which include a risk-based capital measure, a leverage ratio capital measure and other factors. Under regulations adopted, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6%, and a Tier I leverage ratio of at least 5%, and not be subject to any specific capital order or directive.

         At December 31, 1995, the Bank's total risk-based capital, Tier I risk-based capital and Tier I leverage ratios were 16.7%, 15.5%, and 8.7%, respectively.

          Certain other ratios that are commonly used in analyzing bank holding company and bank financial statements are presented in the following table:

Table 17
Return on Equity and Assets

---------------------------------------------------------------------------------------------------
                                                                          Years ended December 31
                                                                    -------------------------------
                                                                       1995       1994       1993
---------------------------------------------------------------------------------------------------
Return on assets (net income divided by average total assets)          1.10%      1.22%      1.26%

Return on equity (net income divided by average equity)               12.89%     13.69%     13.78%

Dividend payout ratio (cash dividends declared divided
by net income)                                                        47.98%      46.7%      41.8%

Equity to asset ratio (average equity divided by average
total assets)                                                          8.57%       8.9%       9.1%
---------------------------------------------------------------------------------------------------

Quarterly Financial Data (unaudited)
In Thousands, Except Per Share Amount

----------------------------------------------------------------------------------------------------
                                                  First         Second         Third        Fourth
                                                 Quarter       Quarter        Quarter       Quarter
----------------------------------------------------------------------------------------------------
1995
Net Interest Income                         $     3,118          3,085         3,062         3,170
Provision for Possible Loan Losses                  120             90           105           105
Other Operating Income                              395            525           349           644
Other Operating Expense                           2,316          2,428         2,097         2,234
Net Income                                          807            782           874         1,020
----------------------------------------------------------------------------------------------------

Net Income Per
     Common Share Equivalent (1)            $      0.56           0.54          0.60          0.70
----------------------------------------------------------------------------------------------------

1994
Net Interest Income                               2,997          3,001         3,109         3,362
Provision for Possible Loan Losses                  130             80            70            30
Other Operating Income                              316            335           335           333
Other Operating Expense                           2,039          2,158         2,161         2,339
Net Income                                          824            748           888           988
----------------------------------------------------------------------------------------------------

Net Income Per
     Common Share Equivalent (1)            $      0.58           0.52          0.62          0.68
----------------------------------------------------------------------------------------------------

(1) Per share data restated to reflect the Company's two for one stock split effected in the form of a stock dividend effective February 7, 1994.

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Balance Sheets
December 31, 1995 and 1994

----------------------------------------------------------------------------------------------------

Assets                                                                     1995            1994
----------------------------------------------------------------------------------------------------
Cash and due from banks                                              $   12,677,000      11,489,000
Federal funds sold                                                        8,500,000              --
Securities available for sale (approximate cost
     of $68,469,000 in 1995 and
      $53,186,000 in 1994)
          U.S. Treasury securities                                        2,463,000       3,532,000
          Federal agency mortgage based obligations                      15,142,000      17,012,000
          Other obligations of Federal agencies                          48,663,000      28,199,000
          Obligations of state & political subdivision                      101,000              --
          Other securities                                                1,959,000       1,724,000
----------------------------------------------------------------------------------------------------
Total securities available for sale                                      68,328,000      50,467,000
----------------------------------------------------------------------------------------------------


Investment securities (approximate market value
     of $25,993,000 in 1995 and
      $50,479,000 in 1994):
        U.S. Treasury securities                                                 --         415,000
        Other obligations of Federal agencies                            17,697,000      39,767,000
        Obligations of states and political subdivisions                  8,126,000      12,424,000
        Corporate notes                                                     200,000         299,000
        Other securities                                                     10,000          10,000
----------------------------------------------------------------------------------------------------
Total investment securities                                              26,033,000      52,915,000
----------------------------------------------------------------------------------------------------

Loans, net of unearned discount and deferred loan fees                  197,297,000     179,872,000
Allowance for possible loan losses                                       (2,742,000)     (2,699,000)
----------------------------------------------------------------------------------------------------
Net loans                                                               194,555,000     177,173,000
----------------------------------------------------------------------------------------------------

Accrued interest receivable                                               2,633,000       3,023,000
Premises and equipment, net                                               4,783,000       3,462,000
Other real estate owned                                                     932,000         824,000
Other assets                                                              1,499,000       2,310,000
Cost in excess of fair value of net assets acquired
     (net of accumulated amortization of $836,000 in 1995
     and $798,000 in 1994)                                                  707,000         745,000
----------------------------------------------------------------------------------------------------

Total assets                                                         $  320,647,000     302,408,000
----------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Balance Sheets, (Continued)
December 31, 1995 and 1994

---------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity                                  1995                1994
---------------------------------------------------------------------------------------------------
Deposits:
     Demand - noninterest bearing                                $  32,915,000          29,157,000
     NOW and Super NOW                                              15,392,000          16,526,000
     Savings                                                        54,062,000          55,333,000
     Money Market                                                   22,510,000          24,824,000
     Time                                                          163,373,000         144,878,000
---------------------------------------------------------------------------------------------------
Total deposits                                                     288,252,000         270,718,000
---------------------------------------------------------------------------------------------------

Accrued interest payable                                             2,102,000           1,716,000
Dividends payable                                                      418,000             416,000
Short term borrowings                                                       --           3,150,000
Note payable                                                           275,000             275,000
Other liabilities                                                    1,108,000           1,155,000
---------------------------------------------------------------------------------------------------

Total liabilities                                                  292,155,000         277,430,000
---------------------------------------------------------------------------------------------------

Stockholders' equity:
     Common stock, $10 par value per share,
        25,000,000 shares authorized;  1,393,175
        shares in 1995; 1,387,445 in 1994 issued
        and outstanding                                             13,932,000          13,875,000
     Additional paid-in capital                                         35,000              92,000
     Undivided profits                                              14,618,000          12,806,000
     Net unrealized loss on securities available for sale              (93,000)         (1,795,000)
---------------------------------------------------------------------------------------------------

Total stockholders' equity                                          28,492,000          24,978,000
---------------------------------------------------------------------------------------------------





Total liabilities and stockholders' equity                       $ 320,647,000         302,408,000
---------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PIONEER AMERICAN HOLDING COMPANY CORP
Consolidated Statements Of Income
Years ended December 31, 1995, 1994 and 1993

                                                                      1995             1994              1993
-----------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                  $ 17,087,000        14,823,000       14,857,000
     Interest on Federal funds sold                                   363,000           169,000          193,000
     Interest on investments:
                  Taxable                                           5,543,000         4,930,000        4,188,000
                  Non-taxable                                         669,000           704,000          617,000
-----------------------------------------------------------------------------------------------------------------
Total interest income                                              23,662,000        20,626,000       19,855,000
-----------------------------------------------------------------------------------------------------------------
Interest expense:
     Interest on Federal funds purchased                                2,000             7,000               --
     Interest on short term borrowing                                  93,000            15,000               --
     Interest on deposits                                          11,115,000         8,135,000        7,514,000
     Interest on notes payable                                         17,000                --               --
-----------------------------------------------------------------------------------------------------------------

Total interest expense                                             11,227,000         8,157,000        7,514,000
-----------------------------------------------------------------------------------------------------------------
Net interest income                                                12,435,000        12,469,000       12,341,000

Provision for possible loan losses                                    420,000           310,000          837,000
-----------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                12,015,000        12,159,000       11,504,000
-----------------------------------------------------------------------------------------------------------------
Other operating income:
     Service charges on deposit accounts                              849,000           749,000          815,000
     Gains on  calls of securities held to maturity                     8,000                --               --
     Gains on sales of securities available for sale                  483,000           185,000          369,000
     Losses on sales of securities available for sale                 (26,000)         (156,000)              --
     Other income                                                     599,000           541,000          566,000
-----------------------------------------------------------------------------------------------------------------

Total other operating income                                        1,913,000         1,319,000        1,750,000
-----------------------------------------------------------------------------------------------------------------
Other operating expenses:
     Salaries and employee benefits                                 4,385,000         4,181,000        3,846,000
     Net occupancy expense of bank premises                           761,000           679,000          631,000
     Furniture and equipment expenses                                 565,000           543,000          529,000
     Data processing expense                                          332,000           339,000          346,000
     FDIC Insurance                                                   319,000           537,000          522,000
     Other expenses                                                 2,713,000         2,418,000        2,696,000
-----------------------------------------------------------------------------------------------------------------

Total other operating expenses                                      9,075,000         8,697,000        8,570,000
-----------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of change in
     accounting principle                                           4,853,000         4,781,000        4,684,000
Income tax expense                                                  1,370,000         1,333,000        1,323,000
-----------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change in accounting
     principle                                                      3,483,000         3,448,000        3,361,000
Cumulative effect  of change in accounting
     for income taxes                                                      --                --          (75,000)
-----------------------------------------------------------------------------------------------------------------

Net income                                                       $  3,483,000         3,448,000        3,286,000
-----------------------------------------------------------------------------------------------------------------
Per Share Data:
     Income before cumulative effect of change in
        accounting principle                                             2.40              2.41             2.41
     Cumulative effect of change in accounting for
        income taxes                                                       --                --            (0.05)
-----------------------------------------------------------------------------------------------------------------
Net income per common share equivalent                           $       2.40              2.41             2.36
-----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 1995, 1994 and 1993

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Unearned       Net
                                                                                            Employee    Unrealized
                                                                                            Benefits     Loss on
                                                                Additional                 Related to   Securities       Total
                                                     Common       Paid-in     Undivided    Guaranteed   Available    Stockholders'
                                                      Stock       Capital      Profits    Debt of ESOP   for Sale       Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992                   $  13,721,000          --      9,056,000     (150,000)          --      22,627,000

Net income                                                --          --      3,286,000           --           --       3,286,000

Cash dividends declared -
                $1.00 per share                           --          --     (1,374,000)          --           --      (1,374,000)
Guaranteed debt of ESOP                                   --          --             --      150,000           --         150,000

Exercise of stock options                             60,000      36,000             --           --           --          96,000
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1993                    $ 13,781,000      36,000    10,968,000            --           --      24,785,000

Net income                                                --          --     3,448,000            --           --       3,448,000

Cash dividends declared -
                $ 1.16 per share                          --          --    (1,610,000)           --           --      (1,610,000)

Change in net unrealized loss on securities
                available for sale, net of taxes          --          --            --            --   (1,795,000)     (1,795,000)
Exercise of stock options                             94,000      56,000            --            --           --         150,000
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                    $ 13,875,000      92,000    12,806,000            --   (1,795,000)     24,978,000

Net income                                                --          --     3,483,000            --           --       3,483,000

Cash dividends declared -
                $1.20  per share                          --          --    (1,671,000)           --           --      (1,671,000)

Change in net unrealized loss on securities
                available for sale, net of taxes          --          --            --            --    1,702,000       1,702,000
Exercise of stock options                             57,000     (57,000)           --            --           --              --
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                    $ 13,932,000      35,000    14,618,000            --      (93,000)     28,492,000
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Statements of Cash Flows
Years ended December 31, 1995, 1994 and 1993

                                                                          1995              1994            1993
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                      $    3,483,000        3,448,000      3,286,000

     Adjustments to reconcile net income to net
        cash provided by operating activities:
            Net gain on sales of securities available
                for sale                                                   (457,000)         (29,000)      (369,000)
            Net gain on calls on investments securities                      (8,000)               -              -
            Accretion of discount on securities
                and money market investments                                (87,000)        (107,000)       (63,000)
            Amortization of premium on investment
                securities                                                  159,000          168,000        173,000
            Provision for possible loan losses                              420,000          310,000        837,000
            Increase (decrease) in deferred loan fees                        70,000          (31,000)        31,000
            Increase in deferred tax benefit                               (143,000)         (58,000)       (83,000)
            Decrease (increase) in accrued interest receivable              390,000         (957,000)       (44,000)
            Depreciation and amortization of premises
                and equipment                                               787,000          703,000        638,000
            Gain on sales of premises and equipment                          (2,000)          (1,000)       (22,000)
            Loss on sale of other real estate                               100,000          140,000         49,000
            Gain on lease termination                                             -          (78,000)             -
            Proceeds from the sale of mortgage
                 and PHEAA loans                                          3,043,000        6,411,000     12,168,000
            Net increase in mortgage & PHEAA
                loans held for sale, excluding  provision
                for loans losses and change in deferred loan fees        (3,392,000)      (7,851,000)    (8,711,000)
            (Decrease) increase in other assets                              78,000          (76,000)         9,000
            Amortization of goodwill                                         38,000           39,000         39,000
            Increase (decrease) in accrued interest payable                 386,000          665,000       (117,000)
            Increase (decrease) in other liabilities                        (48,000)         263,000        132,000
--------------------------------------------------------------------------------------------------------------------
     Total adjustments to reconcile net income to net cash
        provided by operating activities                                  1,334,000         (489,000)     4,667,000
--------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                 4,817,000        2,959,000      7,953,000
--------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Proceeds from maturities and calls of investment securities
        and securities available for sale                                36,717,000        8,506,000     23,462,000
     Proceeds from sales of securities available for sale                29,497,000        8,131,000      5,920,000
     Purchases of investment securities and securities
        available for sale                                              (54,222,000)     (42,508,000)   (35,532,000)
     Net increase in loans made to customers, excluding
        provision for loan losses and change in
        deferred loan fees                                              (17,960,000)     (15,183,000)    (3,596,000)
     Acquisition of premises and equipment                               (2,142,000)      (1,046,000)      (686,000)
     Proceeds from sales of premises and equipment                           36,000           17,000         43,000
     Proceeds from sale of other real estate                                230,000          638,000        814,000
--------------------------------------------------------------------------------------------------------------------


Net cash used in investing activities                                    (7,844,000)     (41,445,000)    (9,575,000)
--------------------------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Statements of Cash Flows, (Continued)
Years ended December 31, 1995, 1994 and 1993

--------------------------------------------------------------------------------------------------------------------

                                                                          1995              1994            1993
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase in demand, NOW and Super NOW,
        savings, money market and time deposits.                     $   17,534,000       33,161,000      6,230,000
     Dividends paid                                                      (1,669,000)      (1,571,000)    (1,475,000)
     Notes payable                                                               --          275,000             --
     Short-term borrowings                                               (3,150,000)       3,150,000             --
     Exercise of stock options                                                   --          150,000         96,000
--------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                12,715,000       35,165,000      4,851,000
--------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                      9,688,000       (3,321,000)     3,229,000

Cash and cash equivalents at beginning of year                           11,489,000       14,810,000     11,581,000
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                             $   21,177,000       11,489,000     14,810,000
--------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure:
     Cash payments for interest                                          10,841,000        7,492,000      7,631,000
     Cash payments for income taxes                                       1,355,000        1,204,000      1,405,000
     Transfer of assets from loans
        to other real estate                                                438,000          322,000      2,082,000
     Change in net unrealized loss on securities
        available for sale                                                2,578,000        2,719,000             --
     Tax effect on change in unrealized loss
        on securities available for sale                                    876,000          924,000             --
     Reclassification of investment
        securities to available for sale                                 11,825,000               --             --
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

 (1)     Summary of Significant Accounting Policies

         Principles of Consolidation and Presentation

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include the accounts of the Pioneer American Holding Company Corp. (the "Company") and its wholly-owned subsidiary, Pioneer American Bank, National Association (the "Bank"). The Bank provides a wide range of banking services to individual and corporate customers through its branch banks in Lackawanna, Luzerne, Monroe and Wayne Counties in Pennsylvania. The Bank operates within two major markets in Northeastern Pennsylvania consisting of: the Scranton-Wilkes-Barre - Hazleton metropolitan statistical area (MSA) and the Poconos. These two markets are quite diverse. The MSA consists of a stable industrial complex and a growing service industry. The MSA also has a relatively stable population base. The Poconos is a more transient market with a growing industrial and service complex, but is still primarily driven by the vacation resort and tourist trade.

         The Bank operates its branch network in three distinct manners: supermarket banking (8 offices), traditional branch banking (8 offices), and personal banking offices (2 offices). A large percentage of the Bank's loans and deposits were originated and are being serviced by the traditional branches. All of the branches are full service and offer commercial and retail products. These products include checking accounts (non-interest and interest bearing), savings accounts, certificate of deposits, commercial and installment loans, real estate mortgages and home equity loans. The Bank also offers ancillary services which complement these products.

          The Bank is subject to competition from other financial institutions and other financial services companies. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

         All material intercompany balances and transactions between the Company and its subsidiary have been eliminated. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of deferred tax assets.

------------------------------------------------------------------------------

(1)      Continued

         In connection with the determination of the allowances for possible loan losses and real estate owned, management obtains independent appraisals for significant properties to the extent considered practical.

         Cash and Cash Equivalents

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds are sold for one-day periods.

         Mortgage Loans Held for Sale

         The Company periodically identifies certain loans as held for sale at the time of origination. These loans consist primarily of fixed rate residential mortgages and are recorded at the lower of cost or estimated market value.

         Securities

         Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115), which addresses the accounting and reporting for investments in debt and equity securities that have readily determinable fair values and for all investments in debt securities. Applicable investments are classified in three categories consisting of held-to-maturity, trading and available for sale. Trading securities are those which are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. Held-to-maturity securities are reported at amortized cost, while trading securities and available-for-sale securities are reported at fair value. For trading securities the unrealized gains and losses are included in current earnings. Available-for-sale securities are accounted for by reporting unrealized gains and losses as a separate component of shareholders' equity, net of tax.

         Prior to 1994 securities available for sale were recorded at the lower of amortized cost or market and reported separately on the consolidated balance sheets.

         The Company believes it has the intent and ability to hold to maturity its portfolio of investment securities as part of its portfolio of long-term interest earning assets. Gains and losses on sales of securities available for sale are computed on a specific identification cost basis. Premiums and discounts on all securities are amortized over the estimated lives of the securities on a level yield method.

------------------------------------------------------------------------------

(1)      Continued

         On November 15, 1995, the Financial Accounting Standards Board (FASB) released a special report entitled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". This guide contained a provision which allowed a one time reclassification of securities previously classified as Held to Maturity to the Available for Sale category. Securities in the Available for Sale category can be sold in the normal course of managing the balance sheet, while there are restrictions on the sale of securities from the Held to Maturity protfolio. Bank Management believes that it was appropriate to take advantage of this reclassification opportunity since a bank's ablility to manage overall risk is enhanced by having a larger Available For Sale portfolio. Accordingly, the Bank reclassified securities with a book value of $11,825,000 on November 15,1995.

         Interest Revenue and Expense

         Interest revenue and expense are accrued on various methods which approximate a level yield or cost when related to principal amounts outstanding. Unearned discount on loans is amortized to income by a method which also approximates a level yield on the principal amounts outstanding.

         Non-accrual Loans

         The accrual of interest on loans is discontinued when payment of principal or interest is considered doubtful of collection. Loans on which payments are ninety days or more past due are considered non-accrual unless the loan is both well secured and in the process of collection. When interest accrual is discontinued, the interest receivable which was previously credited to income is reversed. If a loan demonstrates the ability to pay over a period of time and is current as to principal and interest, then the loan is returned to accrual status.

         Loan Fees

         Loan origination fees and direct loan origination costs are recognized over the life of the related loan as an adjustment of the loan's yield.

         Allowance for Possible Loan Losses

         The provision for possible loan losses charged to operating expense reflects the amount deemed appropriate by management to maintain the allowance for possible loan losses at a level to absorb known and inherent losses in light of the present risk characteristics of the Bank's loan portfolio. Management's judgment is based on the evaluation of individual loans and their overall risk characteristics, past experiences with respect to the relationship of its loan losses to the loan portfolio, the assessment of current economic conditions and other relevant factors.

-------------------------------------------------------------------------------

(1)      Continued

         Management believes that the allowance for possible loan losses is adequate. While management uses available information to make its evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

         Loan losses are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance.

         On January 1,1995, the Company prospectively implemented Statement of Financial Accounting Standard (SFAS) No. 114, "Accounting By Creditors for Impairment of Loans," and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (SFAS No.
         118), which amends SFAS No. 114 and requires certain related disclosures. SFAS No. 114, as amended, requires certain impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's market price or the fair value of the collateral if the loan is collateral dependent. The implementation of these statements did not have a material effect on the Company's results of operations, financial condition, or stockholders' equity.

         For purposes of applying the measurement criteria for impaired loans under SFAS No. 114, as amended, the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans, as well as commercial, financial, and agricultural loans with balances less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes nonaccrual, or earlier if based on management's assessment of the relevant facts and circumstances, it is probable that the Bank will be unable to collect all proceeds due according to the contractual terms of the loan agreement. The Company's policy for the recognition of interest income on impaired loans is the same as for nonaccrual loans discussed previously. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

         Premises and Equipment

         Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated lives of the related assets as follows: buildings 20-33 years; building and land improvements 5-10 years; equipment 3-12

-------------------------------------------------------------------------------

(1)      Continued

         years; and leasehold improvements over 10-15 years. No depreciation is taken on capital projects-in-progress until such projects are completed and placed in service. Maintenance and repairs are charged to operations as incurred.

         Other Real Estate Owned

         Other real estate owned consists of real estate acquired through foreclosure and is stated at the lower of estimated fair value, less estimated disposal costs. Allowances for declines in value subsequent to acquisition were not necessary at both December 31, 1995 and 1994. While management uses the best information available to make its evaluations, future adjustments to the valuation of other real estate may be necessary if economic conditions differ significantly from the assumptions used in making the evaluations.

         Cost in Excess of Fair Value of Net Assets Acquired

         Cost in excess of fair value of net assets acquired arose from an acquisition in 1976 and is being amortized on a straight-line basis over a period of 40 years.

         Income Taxes

         Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (SFAS No.
         109) which changed the method by which the Company accounts for deferred income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled.

-----------------------------------------------------------------------------

(2)      Securities Available for Sale

         Securities available for sale at December 31, 1995 and 1994 are summarized as follows:

                                                                                1995
                                                        ----------------------------------------------------------
                                                             Cost              Unrealized          Carrying Value
------------------------------------------------------------------------------------------------------------------
                                                                             Gain          Loss          (Fair)
------------------------------------------------------------------------------------------------------------------
US Treasury securities                                $      2,465,000           --         (2,000)     2,463,000
Federal agency mortgage-backed obligations:
     Federal National Mortgage Association                   1,810,000           --        (26,000)     1,784,000
     Federal Home Loan Mortgage Corporation                  6,524,000           --       (106,000)     6,418,000
     Government National Mortgage Association                6,912,000        28,000            --      6,940,000
Other obligations of Federal agencies                       48,699,000        94,000      (130,000)    48,663,000
State and municipals                                           100,000         1,000            --        101,000
Other securities                                             1,959,000            --            --      1,959,000
------------------------------------------------------------------------------------------------------------------

Total securities available for sale                   $     68,469,000       123,000      (264,000)    68,328,000
------------------------------------------------------------------------------------------------------------------

                                                                                1994
                                                        ----------------------------------------------------------
                                                             Cost              Unrealized          Carrying Value
------------------------------------------------------------------------------------------------------------------
                                                                           Gain          Loss          (Fair)
------------------------------------------------------------------------------------------------------------------
US Treasury securities                                $      3,506,000        25,000            --      3,532,000
Federal agency mortgage-backed obligations:
     Federal National Mortgage Association                   1,975,000            --      (274,000)     1,701,000
     Federal Home Loan Mortgage Corporation                  8,869,000            --      (673,000)     8,196,000
     Government National Mortgage Association                7,669,000            --      (553,000)     7,115,000
Other obligations of Federal agencies                       29,443,000        22,000    (1,266,000)    28,199,000
Other securities                                             1,724,000            --            --      1,724,000
------------------------------------------------------------------------------------------------------------------

Total securities available for sale                   $     53,186,000        47,000    (2,766,000)    50,467,000
------------------------------------------------------------------------------------------------------------------

  The amortized cost and fair value of securities available for sale at December 31, 1995:

                                                                December 31, 1995
                                                -----------------------------------------

                                                  Amortized                      Fair
                                                    Cost                         Value
-----------------------------------------------------------------------------------------

Securities Available for Sale
-----------------------------------------------------------------------------------------
Due in one year or less                         $     46,271,000               46,186,000
Due after one year through five years                  9,837,000                9,760,000
Due after five years through ten years                 2,000,000                1,999,000
Due after ten years                                   10,361,000               10,383,000
-----------------------------------------------------------------------------------------


Total securities available for sale             $     68,469,000               68,328,000
-----------------------------------------------------------------------------------------

-------------------------------------------------------------------------------

(3)      Investment Securities

         Investment securities at December 31, 1995 and 1994 are summarized as follows:

                                                                                   1995
                                                        ------------------------------------------------------------
                                                         Carrying Value           Unrealized           Fair Value
                                                             (Cost)           Gain          Loss
--------------------------------------------------------------------------------------------------------------------
Obligations of Federal agencies                       $       17,697,000          2,000      (159,000)   17,540,000
Obligations of state and politcal subdivisions                 8,126,000        162,000       (48,000)    8,240,000
Coroporate notes                                                 200,000          3,000            --       203,000
Other securities                                                  10,000             --            --        10,000
--------------------------------------------------------------------------------------------------------------------

Securities held for investment                        $       26,033,000        167,000      (207,000)   25,993,000
--------------------------------------------------------------------------------------------------------------------

                                                                                    1994
                                                        ------------------------------------------------------------
                                                          Carrying Value          Unrealized           Fair Value
                                                             (Cost)           Gain          Loss
--------------------------------------------------------------------------------------------------------------------
US Treasury securities                                $          415,000             --            --       415,000
Obligations of Federal agencies                               39,767,000         27,000    (2,090,000)   37,704,000
Obligations of states and political subdivisions              12,424,000        161,000      (536,000)   12,049,000
Corporate notes                                                  299,000          3,000                     302,000
Other securities                                                  10,000             --        (1,000)        9,000
--------------------------------------------------------------------------------------------------------------------

Securities held for investment                        $       52,915,000        191,000    (2,627,000)   50,479,000
--------------------------------------------------------------------------------------------------------------------

  The amortized cost and market value of investment securities at December 31, 1995:

          -----------------------------------------------------------------------------------------------------
                                                                                         December 31, 1995
                                                                     ------------------------------------------

                                                                           Amortized                   Fair
                                                                            Cost                      Value
          -----------------------------------------------------------------------------------------------------

          Investment Securities
          -----------------------------------------------------------------------------------------------------
          Due in one year or less                                    $      8,284,000                 8,226,000
          Due after one year through five years                            16,782,000                16,812,000
          Due after five years through ten years                              901,000                   890,000
          Due after ten years                                                  66,000                    65,000
          -----------------------------------------------------------------------------------------------------

          Total investment securities                                $     26,033,000                25,993,000

          -----------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------

(3)      Continued

         At December 31, 1995 and 1994, securities with an aggregate book value of $13,485,000 and $14,600,000 respectively, were pledged to secure public deposits.

         There were no sales of investments securities during the periods presented herein.


(4)      Loans

         Loans at December 31, 1995 and 1994 are summarized below:

                                                                        1995                 1994
          ----------------------------------------------------------------------------------------------
          Commercial, financial and agricultural                    $  74,746,000            68,803,000
          Real estate construction                                        625,000             1,482,000
          Real estate residential (mortgage and installment)          112,493,000           102,708,000
          Consumer                                                     19,013,000            14,184,000
          ----------------------------------------------------------------------------------------------

          Total loans, gross                                          206,877,000           187,177,000

          Unearned discount                                            (8,489,000)           (6,284,000)
          Deferred loan fees                                           (1,091,000)           (1,021,000)
          ----------------------------------------------------------------------------------------------

          Total loans, net of unearned discount
                  and deferred loan fees                            $ 197,297,000           179,872,000
          ----------------------------------------------------------------------------------------------

         Substantially all of the Bank's loans are secured by both residential and commercial real estate in the area of northeastern Pennsylvania. Loans secured by commercial or residential real estate outside of Northeastern Pennsylvania constitute less than 2% of the Bank's loans outstanding at December 31, 1995 and 1994. Accordingly, the Bank's primary concentration of credit risk is related to the real estate market in the northeastern Pennsylvania area and the ultimate collectibility of this portion of the Bank's loan portfolio is susceptible to changes in economic conditions in that area. Management of the Bank does not believe there are any other significant concentrations of credit risk in the loan portfolio.

          Interest was not being recorded on total loans aggregating approximately $2,161,000 as of December 31, 1995 and $2,315,000 as of December 31, 1994. If all non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period, interest income would have increased by $111,000, $109,000, and $228,000 for the years ended December 31, 1995,
         1994, and 1993, respectively. The amount of interest income on non-accruing loans which was recorded in income was $0 in 1995 and 1994 and $5,000 in 1993. The amount of interest on restructured loans which was recorded in income was $73,000, $37,000, and $46,000 during 1995, 1994, and 1993, respectively. If the restructured loans had been current in accordance with their original terms and had been

-------------------------------------------------------------------------------

(4)      Continued

         outstanding throughout the period, interest income would have increased by $12,000, $8,000, and $13,000 for the years ended December 31,1995,
         1994, and 1993. As of December 31,1995, the Company had impaired loans with a total recorded investment of $1,722,000 and an average recorded investment for the twelve month period ended December 31,1995 of $1,528,000. As of December 31,1995, the amount of recorded investment in impaired loans for which there is a related allowance for credit losses and amount of the allowance is $288,000 and $95,000, respectively. The amount of the recorded investment in impaired loans for which there was no related allowance for credit losses at December 31,1995 is $1,434,000. The aggregate amount of impaired loans are measured under the fair value measurement method.

         The aggregate amount of loans by the Company to its directors and executive officers, including loans to related persons and entities, was $1,584,000 and $2,294,000 at December 31, 1995 and 1994,
         respectively. These loans were made in the ordinary course of business at substantially the same terms and conditions as those with other borrowers.

         An analysis of the activity of these loans follows:

                                                                    1995
         ----------------------------------------------------------------------
         Balance January 1                                    $      2,294,000
                  New loans                                             82,000
                  Repayments                                           792,000
         ----------------------------------------------------------------------

         Balance December 31                                  $      1,584,000
         ----------------------------------------------------------------------

         In 1995, 1994 and 1993 the Company sold newly originated mortgage loans (primarily fixed rate) to the Federal Home Loan Mortgage Corporation. The proceeds from the sale of these loans were $1,255,000, $5,470,000, and $7,303,000 respectively. The Company recognized a gain of $18,000 in 1995 and a loss of $34,000 and a gain of $105,000 in 1994 and 1993, respectively, from these transactions. The proceeds from the sale of PHEAA loans by the Company were $1,788,000, $941,000 and $4,865,000 in 1995,1994, and 1993, resulting in gains of $31,000, $21,000, and
         $45,000, respectively.

         Loans serviced for the benefit of others approximated $17,923,000 and $18,009,000 as of December 31,1995 and 1994, respectively.

-------------------------------------------------------------------------------

(5)      Allowance for Possible Loan Losses

         Activity in the allowance for loan losses for the years ended December 31, 1995, 1994 and 1993 is summarized as follows:

                                                              1995            1994           1993
         ---------------------------------------------------------------------------------------------
         Balance at beginning of period                  $   2,699,000      2,604,000       2,360,000

          Additions and (deductions):
                  Loans charged-off                           (440,000)      (314,000)       (672,000)
                  Recoveries                                    63,000         99,000          79,000
         ---------------------------------------------------------------------------------------------

         Net loans charged-off                                (377,000)      (215,000)       (593,000)
         ---------------------------------------------------------------------------------------------

         Provision for loan losses                             420,000        310,000         837,000
         ---------------------------------------------------------------------------------------------

         Balance at end of period                        $   2,742,000      2,699,000       2,604,000
         ---------------------------------------------------------------------------------------------

(6)      Premises and Equipment

         Premises and equipment are comprised of the following at December 31, 1995 and 1994:

                                                                       1995                  1994
         -------------------------------------------------------------------------------------------
         Premises owned                                       $     4,365,000             3,370,000
         Furniture and equipment                                    6,162,000             5,555,000
         Leasehold improvements                                       733,000               299,000
         -------------------------------------------------------------------------------------------
                                                                   11,260,000             9,224,000

         Accumulated depreciation and amortization                 (6,477,000)           (5,762,000)
         -------------------------------------------------------------------------------------------

                                                              $     4,783,000             3,462,000
         -------------------------------------------------------------------------------------------

         Occupancy expenses are reduced by rental income from premises owned of $27,000 in 1995, $27,000 in 1994 and $29,000 in 1993.

-------------------------------------------------------------------------------

 (7)     Leased Property Under Capital Leases

         During 1994, the Bank purchased the Main Office of the Company from a third party that owned the facility and leased it to the Company. The Bank had entered into a sale and leaseback transaction with the third party for the Main Office in 1964. The purchase price was $275,000 which represents the note payable of the Company as of December 31,1995. The note is held by the same third party and bears interest at a rate of 6.5% with 192 interest payments of $1,490 and a balloon payment of $275,000 due on May 1, 2010. The gain recognized from the termination of the sales and leaseback transaction was $78,000 and is included in other income in 1994.

(8)      Deposits

         Included in time deposits are certificates of deposit and money market certificates. Although such certificates are often renewed, the following is a summary by maturity date of these certificates at December 31, 1995 and 1994:

         Maturity                                   1995              1994
         ---------------------------------------------------------------------
         Less than one year                   $   128,549,000      102,776,000
         Greater than one year                     34,824,000       42,102,000
         ---------------------------------------------------------------------

                                              $   163,373,000      144,878,000
         ---------------------------------------------------------------------

         The aggregate amount of certificates of deposit, each $100,000 or more, was $ 34,277,000 and $29,042,000 at December 31, 1995 and 1994,
         respectively. Interest expense associated with certificates of deposit, each $100,000 or more, was approximately $1,863,000, $1,146,000, and
         $836,000, respectively, for the years ended December 31, 1995, 1994 and 1993.



(9)      Short Term Borrowings

         The Bank maintains a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh. The commitment expires November 1996 and has maximum borrowing amount of $31,621,000. The rate of this facility resets daily. The line is collaterlized by eligible securities and loans that are in control of the Bank. At December 31,1995, there were no short term borrowings outstanding and $3,150,000 was outstanding at December 31,1994. The maximum amount of outstanding month-end short-term borrowings during 1995 was $3,600,000 and $5,150,000 in 1994. The approximate average outstanding balance for 1995 was $1,597,000 and $232,000 for 1994. The average interest rate on the balances during 1995 and 1994 were 5.88% respectively.

-------------------------------------------------------------------------------

(10)     Commitments, Contingent Liabilities, Off Balance Sheet Risk

         The Company leases three branch offices under year-to-year operating leases. The Company is currently obligated for six noncancelable, long-term commitments under operating leases for six branch offices. Total rental expense, which consists primarily of the rent for the branch offices and computer equipment was $191,000, $147,000 and $190,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

         The following is a schedule by years for future minimum rental payments required for operating leases as of December 31, 1995:

                     Years ending December 31:

                          1996                   $     211,000
                          1997                         144,000
                          1998                         133,000
                          1999                         129,000
                          2000                          78,000
                          2001 thereafter              355,000
                                                  ------------

                  Total minimum
                  payments required              $   1,050,000

         In the normal course of business, various commitments and contingent liabilities are outstanding, such as guarantees and commitments to extend credit, which are not reflected in the consolidated financial statements. Management does not anticipate any unusual losses as a result of these commitments. The Company had outstanding standby letters of credit in the amount of approximately $1,302,000 and $1,931,000 and unfunded loan and line of credit commitments in the amount of approximately $15,757,000 and $12,780,000 at December 31, 1995 and 1994, respectively. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The exposure to credit loss in the event of non-performance by the counter party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds

------------------------------------------------------------------------------

(10)       Continued

         various collateral to support these commitments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

         Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluated each customer's creditworthiness on a case by case basis. The amount of collateral, if any, obtained upon extension of credit is based on management's credit evaluation of the borrower. Collateral held usually consists of real estate, but may include securities, property or other assets.

  (11)   Stockholders' Equity and Per Share Data

         In the fourth quarter of 1993 the Company's Board of Directors declared a two for one stock split effected in the form of a stock dividend. The split was effective on February 7, 1994. The shareholders in 1993 approved an increase in the number of authorized shares of common stock from 1,000,000 ($10 par value) to 25,000,000 ($10 par value). These financial statements have been adjusted to reflect the stock split.

         Earnings per share for 1995, 1994 and 1993 were determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding when dilutive. The common stock equivalents consist of common stock options.

         The average number of shares outstanding (including dilutive common stock equivalents) in 1995, 1994 and 1993 were 1,453,191, 1,433,198, and 1,390,624 shares, respectively. The Company currently has one million shares of authorized, but unissued preferred stock.

-----------------------------------------------------------------------------

(12)     Employee Stock Option Plan

         In 1990, the Company's Board of Directors adopted an employee stock option plan (the Plan) which reserved 150,000 shares of authorized but unissued stock, as adjusted for the stock split effective February
         7, 1994. The Plan provides for the grant of incentive stock options and nonqualified stock options. The exercise price of the options when issued was at least 100% of the fair market value of the Company's common stock as of the date the options were granted. The exercise of the stock options is subject to a vesting schedule and certain termination provisions. Stock options have been issued for all of the authorized shares of stock reserved under the plan. The following table summarizes data related to the stock options.

         ----------------------------------------------------------------------------------------
                                                                 Option Price           Common
                                                                 Per Share (1)        Shares (1)
         ---------------------------------------------------------------------------------------
         Balance at December 31, 1992                                    $16.00           90,000
         Granted                                                $18.00 - $23.00           39,000
         Exercised                                                       $16.00           (6,000)
         Terminated                                                      $16.00           (9,000)
         ----------------------------------------------------------------------------------------
         Balance at December 31, 1993                           $16.00 - $23.00          114,000
         Granted                                                         $26.00           30,000
         Exercised                                                       $16.00           (9,371)
         Terminated                                                          --               --
         ----------------------------------------------------------------------------------------
         Balance at December 31, 1994                           $16.00 - $26.00          134,629
         Granted                                                             --               --
         Exercised                                                       $16.00          (10,490)
         Terminated                                                          --               --
         ----------------------------------------------------------------------------------------
         Balance at December 31, 1995                           $16.00 - $26.00          124,139

         ----------------------------------------------------------------------------------------

         (1) The figures have been restated to reflect the Company's two for one split effected in the form of a stock dividend, effective February 7, 1994.

(13)     Regulatory Matters

         Dividends payable to the Company by the Bank are subject to certain regulatory limitations. The payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year plus the retained net profits for the preceding two calendar years. Accordingly, as of December 31, 1995, dividends in excess of those already declared from the Bank to the Company are limited to $5,627,000.

         The dividends declared to the Company by the Bank were $1,671,000 in 1995.

-----------------------------------------------------------------------------

(13)     Continued

         Under Federal banking law, the Bank is restricted regarding extensions of credit to the Company. The limit on extensions of credit was $1,908,000 as of December 31, 1995.

         The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 1995, was $1,162,000, which amount was satisfied through the restriction of vault cash.

         The Bank is also required to maintain certain balances at correspondent banks based upon activity with the correspondent. At December 31, 1995, the amount of such required balances was $50,000.

         The Company and the Bank are also required to maintain minimum amounts of capital to total risk weighted assets, as defined by the applicable regulators. At December 31,1995, the Company and the Bank are required to have minimum tier 1 and total capital ratios of 4% and 8% respectively. In addition, regulations require a minimum leverage ratio of between 3% and 5% (the regulators have not advised the Company of any specific leverage ratio applicable to it or the Bank). At December 31, 1995, both the Company and the Bank met the minimum regulatory capital ratio requirements.

(14)     Income Taxes

         As discussed in note 1, the Company adopted SFAS No. 109 as of January 1, 1993. In accordance with this statement, the Company recognized deferred tax assets primarily reflecting the benefit expected to be realized from the provision for loan losses, deferred loan fees, deferred directors fees, and the executive retirement plan. The cumulative effect of this change was a $75,000 reduction of the net deferred tax asset as of January 1, 1993.

         The components of federal income tax expense (benefit) are as follows:

                                         1995          1994         1993
         ------------------------------------------------------------------
         Current                  $    1,513,000    1,391,000    1,406,000
         Deferred                       (143,000)     (58,000)     (83,000)
         ------------------------------------------------------------------

                                  $    1,370,000    1,333,000    1,323,000
         ------------------------------------------------------------------

-----------------------------------------------------------------------------

(14)     Continued

         A reconciliation of the income tax expense in the accompanying statements of income with the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

                                               1995         1994      1993
         ----------------------------------------------------------------------
         Tax expense at 34% rate          $  1,650,000   1,626,000   1,593,000
         Interest from tax exempt loans
              and investments                 (289,000)   (313,000)   (286,000)
         Other, net                              9,000      20,000      16,000
         ----------------------------------------------------------------------

         Income tax expense               $  1,370,000   1,333,000   1,323,000
         ----------------------------------------------------------------------

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 in accordance with SFAS No. 109 are presented below:

             ---------------------------------------------------------------------------------------------
                                                                              1995               1994
             ---------------------------------------------------------------------------------------------

             Deferred tax assets:
                  Executive retirement plan                               $   200,000             167,000
                  Allowance for loan losses                                   656,000             641,000
                  Deferred loan fees                                          320,000             231,000
                  Deferred directors fees                                     121,000             109,000
                  Unrealized loss on securities available for sale             48,000             924,000
                  Others, net                                                  74,000              73,000
             ---------------------------------------------------------------------------------------------
             Total gross deferred tax assets                                1,419,000           2,145,000

             Deferred tax liabilities:
                  Accumulated amortization of discount
                  on investment securities                                   (252,000)           (246,000)
                  Depreciation                                               (190,000)           (185,000)
                  Other, net                                                     --                (4,000)
             ---------------------------------------------------------------------------------------------
             Total gross deferred tax liabilities                            (442,000)           (435,000)
             ---------------------------------------------------------------------------------------------

             Net deferred tax asset                                       $   977,000           1,710,000
             ---------------------------------------------------------------------------------------------

         Based upon the Company's current taxable history and the anticipated level of future taxable income, management of the Company believes the existing deductible temporary differences will, more likely than not, reverse in future periods in which the Company generates net taxable income. Accordingly, the Company does not believe a valuation allowance is necessary at December 31 1995. There can be no assurance, however, that the Company will generate any earnings or any specific level of continued earnings.

         At December 31, 1995 and 1994, net deferred tax benefits of $977,000 and $1,710,000 respectively, and income taxes currently recoverable of $24,000 and $24,000 respectively, are included in other assets.

-------------------------------------------------------------------------------

(15)     Benefit Plans

         The Bank has an employee stock ownership plan which includes substantially all employees who have at least one year of service. A qualified determination letter has been received from the Internal Revenue Service. Contributions at the discretion of the Company's Board of Directors of $5,000, $269,000 and $275,000 were accrued in 1995, 1994 and 1993, respectively.

         The ESOP held 78,030 and 71,938 shares of the Bank's common stock at December 31, 1995 and 1994, respectively.

         The Bank has a savings and investment plan. Employees who have completed one year of service with 1,000 hours of employment during that year are eligible to participate. Employees may contribute up to 12% of their total pay in each payroll period up to approximately $9,000 during any calendar year. The Bank matches the employees' contribution to the Plan at a rate of 100% for the first 3% contributed by the employee and at a rate of 50% for the second 3% contributed by the employee. A qualified determination letter has been received from the Internal Revenue Service. Expense for this Plan was $107,000 in 1995, $96,000 in 1994, and $92,000 in 1993.

         The Company maintains employment contracts with its President, Sr. Executive Vice President and Executive Vice President. The Company also maintains insurance contracts for its President and Sr. Executive Vice President. Pursuant to the insurance agreement, the Company pays the annual premiums and will receive reimbursement of policy premiums upon the death or termination of these executives. The employment contracts provide for a minimum annual salary and certain incentives in the event of a merger of the Company. The Company has also agreed to provide enhanced retirement and death benefits for the President and Sr. Executive Vice President. Costs for those benefits were approximately $95,000, $42,000 and $124,000 in 1995, 1994 and 1993, respectively.

         The Company has a deferred compensation plan for directors' fees under which nine directors deferred receipt of $6,000 each per year during the four years ended March 31, 1990. The Company is obligated to pay the directors an annuity beginning at the later of their attaining age 65 or March 31, 1990. The obligation is funded substantially by life insurance on the directors.

         A total of $32,000 was disbursed to these directors in each year 1995, 1994 and 1993. In 1995, 1994 and 1993, $36,000, $0, and $16,000
         respectively, were remitted for the payment of insurance premiums. An accrual of $170,000 and $170,000 is included in other liabilities relative to this obligation at December 31, 1995 and 1994, respectively. Assets held by the insurance company which have reduced

------------------------------------------------------------------------------

(15)     Continued

         the company's accrual were $185,000 and $144,000 at December 31, 1995 and 1994, respectively. Expense under this plan was $64,000, $59,000, and $40,000 in 1995, 1994 and 1993, respectively.

 (16)    Disclosures about Fair Value of Financial Instruments

         Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" (SFAS No. 107), as amended by SFAS No. 119, requires the bank to disclose estimated fair value for its financial instruments.

         Limitations

         Fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred tax assets, property, plant and equipment, and goodwill.

         Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimate.

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

         Cash and Due from Banks and Federal Funds Sold

         For cash and due from banks and Federal funds sold, the carrying amount is a reasonable estimate of fair value.

-------------------------------------------------------------------------------

(16)     Continued

         Securities Available for Sale and Investment Securities

         The fair values of securities available for sale and investment securities are estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

         Loans

         Fair values are estimated for portfolios of loans of similar financial characteristics. Loans are segregated by type such as commercial, residential real estate, and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms. The fair value of performing loans is calculated by discounting the expected future cash flows through expected maturity, considering prepayment experience, using estimated market discount rates that reflect the credit and inherent risk in the loan.

         Fair value of nonperforming loans is based upon estimated future cash flows discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

         Deposit liabilities

         Under SFAS No. 107, the fair value of deposits with no stated maturity, such as non-interest earning demand deposits, savings, NOW and Super NOW accounts, and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit and other time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

         Short-term Borrowings

         For short-term borrowings, the carrying amount is a reasonable estimate of fair value.

         Note Payable

         The estimated fair value of the note payable is the carrying value due to the interest and term of the note being commensurate with the current market rate.

         Commitments to extend credit, and standby letters of credit

         The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties.

------------------------------------------------------------------------------

(16)     Continued

         The following represents the carrying value and estimated fair value:

                                                             1995                             1994
                                                   Carrying         Fair           Carrying           Fair
                                                    Value           Value            Value            Value
---------------------------------------------------------------------------------------------------------------

         Financial assets:

              Cash and due from banks           $ 12,677,000       12,677,000       11,489,000       11,489,000
              Federal funds sold                   8,500,000        8,500,000             --               --
              Securities available for sale       68,328,000       68,328,000       50,467,000       50,467,000
              Investment securities               26,033,000       25,993,000       52,915,000       50,479,000
              Loans                              194,555,000      195,606,000      177,173,000      173,356,000

         Financial liabilities:

              Deposits                          $288,252,000      289,169,000      270,718,000      270,285,000
              Short-term borrowings                     --               --          3,150,000        3,150,000
              Note payable                           275,000          275,000          275,000          275,000
---------------------------------------------------------------------------------------------------------------

         The contract amount and estimated fair value for commitments to extend credit and standby letters of credit are as follows:

                                              At December 31, 1995             At December 31, 1994
                                         -------------------------------    --------------------------
                                           Contract         Estimated        Contract        Estimated
                                            Amount         Fair Value         Amount        Fair Value
         ---------------------------------------------------------------------------------------------

         Commitments to extend credit     $15,757,000       236,000         12,780,000         192,000

         Standby letters of credit          1,302,000        26,000          1,931,000          39,000

         ---------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------


(17)     Pioneer American Holding Company Corp. (Parent Company Only)

         Condensed 1995, 1994 and 1993 financial information is as follows:


         Condensed Balance Sheets

         Assets                                               1995              1994
         ------------------------------------------------------------------------------
         Cash                                             $   187,000           237,000
         Short term investment                                   --             415,000
         Investment in subsidiary                          28,253,000        24,690,000
         Receivable from subsidiary                           470,000            52,000
         ------------------------------------------------------------------------------

         Total assets                                     $28,910,000        25,394,000
         ------------------------------------------------------------------------------

         Liabilities and Stockholders' Equity
         Dividends payable                                    418,000           416,000
         Stockholders' equity                              28,492,000        24,978,000
         ------------------------------------------------------------------------------

         Total liabilities and stockholders' equity       $28,910,000        25,394,000
         ------------------------------------------------------------------------------

-------------------------------------------------------------------------------

(17) Pioneer American Holding Company Corp. (Parent Company Only), Continued

Condensed Statements of Income

                                                      1995               1994              1993
         ------------------------------------------------------------------------------------------
         Expenses:
              Administrative and other            $    49,000             55,000             63,000
         ------------------------------------------------------------------------------------------


         Loss before earnings of subsidiary           (49,000)           (55,000)           (63,000)

         Earnings of subsidiary:
              Received as dividends                 1,671,000          1,650,000          1,436,000
              Undistributed                         1,861,000          1,853,000          1,913,000
         ------------------------------------------------------------------------------------------

         Net income                               $ 3,483,000          3,448,000          3,286,000
         ------------------------------------------------------------------------------------------

------------------------------------------------------------------------------

(17)    Pioneer American Holding Company Corp. (Parent Company Only), Continued

         Condensed Statements of Cash Flows

                                                                1995              1994               1993
         ----------------------------------------------------------------------------------------------------
         Cash flows from operating activities:
         Net income                                         $ 3,483,000          3,448,000          3,286,000
         Adjustments to reconcile net income to net
              cash from operating activities:
                 Undistributed earnings of subsidiary        (1,861,000)        (1,853,000)        (1,913,000)
                 Other                                           (3,000)           (37,000)           100,000
         ----------------------------------------------------------------------------------------------------

         Net cash from operating activities                   1,619,000          1,558,000          1,473,000
         ----------------------------------------------------------------------------------------------------

         Cash flows used in financing activities:
              Dividend paid                                  (1,669,000)        (1,571,000)        (1,475,000)
              Exercise of stock options                            --              150,000             96,000
         ----------------------------------------------------------------------------------------------------

         Net cash used in financing activities               (1,669,000)        (1,421,000)        (1,379,000)
         ----------------------------------------------------------------------------------------------------

         Net increase (decrease) in cash                        (50,000)           137,000             94,000

         Cash at beginning of year                              237,000            100,000              6,000
         ----------------------------------------------------------------------------------------------------

         Cash at end of year                                $   187,000            237,000            100,000
         ----------------------------------------------------------------------------------------------------

KPMG Peat Marwick LLP

1600 Market Street
Philadelphia, PA 19103-7212

Independent Auditors' Report

The Board of Directors
Pioneer American Holding Company Corp.:

We have audited the accompanying consolidated balance sheets of Pioneer American Holding Company Corp. and subsidiary (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer American Holding Company Corp. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, effective January 1, 1994. As described in notes 1 and 14 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, effective January
1, 1993.

/s/ KPMG Peat Marwick LLP
    ---------------------
    KPMG Peat Marwick LLP

Philadelphia, Pennsylvania
January 26, 1996

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               /S/ GENE E. GOLDENZIEL, ESQ.
                                               --------------------------------
                                               GENE E. GOLDENZIEL, ESQ.
                                               Director

PIONEER AMERICAN HOLDING COMPANY CORP.

Date:  March 27, 1996                          /S/ JOHN S. GUZEY
       -----------------------------           --------------------------------
                                               JOHN S. GUZEY
                                               Director


By /S/ Donald A. Hoyle, Jr.                    /S/ DONALD A. HOYLE, JR.
-------------------------------------          --------------------------------
       Donald A. Hoyle, Jr.                    DONALD A. HOYLE, JR.
       President & Chief Executive             Director
       Officer

                                               /S/ WILLIAM K. NASSER
By /S/ John W. Reuther                         --------------------------------
--------------------------------------         WILLIAM K. NASSER
       John W. Reuther                         Director
       Sr. Executive Vice President &
       Chief Financial Officer
                                                /S/ RICHARD CHOJNOWSKI
                                                -------------------------------
                                                RICHARD CHOJNOWSKI
                                                Director
By /S/ Richard J. Lapera
--------------------------------------
       Richard J. Lapera
       Comptroller of Pioneer American
       Bank, National Association             /S/ JOHN W. REUTHER
                                                -------------------------------
                                                JOHN W. REUTHER
                                                Director


                                               /S/ ELDORE SEBASTIANELLI
                                               --------------------------------
                                               ELDORE SEBASTIANELLI
                                               Director


                                               /S/ MARGARET O'CONNOR, R.N.
                                               --------------------------------
                                               MARGARET O'CONNOR, R.N.
                                               Director


                                               /S/ JOHN W. WALSKI
                                               --------------------------------
                                               JOHN W. WALSKI
                                               Director

Management Statement of Responsibility

         The consolidated financial statements and related financial information presented in this Annual Report were prepared by the management of the Company which is responsible for the fairness, objectivity, and integrity of the information presented herein. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles. This information is based on recorded financial transactions which include amounts that are based on management's best estimate and judgment.

         Management's responsibility for the financial information in the report rests on the Company's internal accounting control structure. The internal accounting control structure consists of written policies and procedures which include segregation of responsibilities and safeguarding against unauthorized use or disposition of assets. During 1995, the internal audit staff, which reports to the Audit Committee of the Board of Directors, had the responsibility of following audit procedures and maintaining close observation of such controls. The internal accounting control structure is designed to provide reasonable assurance that financial records are reliable for financial reporting purposes and that assets are properly safeguarded.

         The Audit Committee of the Board of Directors meets on a regular basis in order to review and oversee the Company's internal control structure and financial reporting. The Audit Committee reviews the Company's audit and financial reporting matters with management, the internal auditors and the independent auditors, KPMG Peat Marwick LLP.

         The consolidated financial statements in this Annual Report have been audited by the independent auditors. Management believes their audit was conducted in accordance with generally accepted auditing standards and included consideration of the Company's internal accounting control structure to the extent they deemed necessary to determine the nature, timing and extent of their audit testing for the purpose of expressing an opinion on the Company's consolidated financial statements.

Directors and Executive Officers

         The information that appears in the Corporation's Definitive Proxy Statement relating to the 1995 Annual Meeting of Shareholders of the Corporation is incorporated herein by reference.

Executive Compensation

         The information that appears in the Corporation's Definitive Proxy Statement relating to the 1995 Annual Meeting of Shareholders of the Corporation is incorporated herein by reference.

Security Ownership of Certain Beneficial Owners and Management

         The information that appears in the Corporation's Definitive Proxy Statement relating to the 1995 Annual Meeting of Shareholders of the Corporation is incorporated herein by reference.

Certain Relationships and Related Transactions

         The information that appears in the Corporation's Definitive Proxy Statement relating to the 1995 Annual Meeting of Shareholders of the Corporation is incorporated herein by reference.