Form 10-K/A
period 1995-12-31
PIONEER AMERICAN HOLDING CO CORP
filed 1996-05-08
CIK 760731

[DESCRIPTION] AMENDMENT # 1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF  1934 (NO FEE REQUIRED)

                         Commission File Number 0-14506

                     PIONEER AMERICAN HOLDING COMPANY CORP.
             (Exact name of Registrant as specified in its charter)

                                                 41 North Main Street
         Pennsylvania                         Carbondale, PA  18407-2357
(State or other jurisdiction of             (Address of principal executive
incorporation or organization)                offices including zip code)

                                   23-2319931
                                (I.R.S. Employer
                             Identification Number)


                                 (717) 282-2662
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
                                (Title of class)

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $10.00 par value
                                (Title of class)

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant is $39,193,282.50(1)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At March 1, 1996, there were 1,396,175 common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      (Specific sections incorporated are identified under applicable items herein)

- --------------

        (1) The aggregate dollar amount of the common stock set forth equals the number of shares of the registrant's common stock outstanding, reduced by the amount of common stock held by executive officers, directors and shareholders owning in excess of 10% of the registrant's common stock, multiplied by the closing high bid price for the registrant's common stock on March 1, 1996, and does not reflect an actual trade. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the registrant may be deemed an affiliate of the registrant or that he is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the record-keeping purposes of the Securities and Exchange Commission.

                                EXPLANATORY NOTE

         This Amendment No. 1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 29, 1996 (the "1995 10-K"), is being filed to provide the disclosure required by Items 10 through 13 of Form 10-K which the registrant had incorporated into the 1995 10-K by reference to its proxy statement for the registrant's 1996 annual meeting of shareholders. Since the registrant did not file its definitive proxy statement within 120 days after the end of the fiscal year covered by the 1995 10-K, the information required by Items 10 through 13 of Form 10-K is accordingly set forth below.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT.

         Directors and Officers

         The following table sets forth certain information with respect to the directors of the Company and the officers and directors of the Bank. Each of the directors named below is both a director of the Company and the Bank. "Officer of the Bank" as used herein means those persons with the title of Senior Vice President and higher. Except for Christopher I. Mellon each of the officers of the Bank has been principally employed by the Bank for more than the past five years.

===============================================================================
        Name                       Age                 Position (Held Since)
- -------------------------------------------------------------------------------
Donald A. Hoyle, Jr.                61         President and Director of the
                                               Company and the Bank (1984)
- -------------------------------------------------------------------------------
John Guzey                          88         Chairman (1992) and Director of
                                               the Company and the Bank (1960)
- -------------------------------------------------------------------------------
John W. Reuther                     46         Senior Executive Vice President
                                               (1987) and Director (1988)
- -------------------------------------------------------------------------------
Christopher I. Mellon, CPA (a)      46         Executive Vice President (1995)
- -------------------------------------------------------------------------------
Patricia A. Cobb, Esquire           38         Senior Vice President (1990)
- -------------------------------------------------------------------------------
James E. Jackson                    52         Senior Vice President (1987)
- -------------------------------------------------------------------------------
Dorothea C. Metz                    70         Senior Vice President (1995)
- -------------------------------------------------------------------------------
Richard Chojnowski (b)              53         Director (1994)
- -------------------------------------------------------------------------------
Gene E. Goldenziel (c)              48         Director (1985)
- -------------------------------------------------------------------------------
William K. Nasser (d)               80         Director (1969)
- -------------------------------------------------------------------------------
Margaret L. O'Connor, R.N. (e)      65         Director (1995)
- -------------------------------------------------------------------------------
Eldore Sebastianelli (f)            75         Treasurer/Director (1984)
- -------------------------------------------------------------------------------
John W. Walski (g)                  74         Director (1982)
===============================================================================

         (a) Prior to joining the Bank in 1993, Mr. Mellon was employed as Corporate Director of Strategic Planning, U.S. Foodservice, Senior Vice President of Operations, Franklin First Savings Bank and Assistant Manager, KPMG Peat Marwick.

         (b) Electrical contractor.

         (c) Attorney - Needle & Goldenzeil.

         (d) Certified Public Accountant - William K. Nasser Accountants

         (e) Former Mayor, Clarks Summit.

         (f) Co-owner - C&S Excavating Company.

         (g) Retired - Grant Markets.

         Beneficial Ownership Reports

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other securities of the Company. Such persons are required by the SEC to furnish the Company with copies of all Section 16(a) forms that they file.

         To the Company's knowledge, during the year ended December 31, 1995, based solely on a review of the copies of the Section 16(a) reports furnished to the Company and on written representations that no other reports were required, all of the Company's directors, officers and ten percent stockholders have complied with Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth all cash compensation paid by the Company and the Bank for services rendered in all capacities to the Company and its subsidiaries during the fiscal year ended December 31, 1995 to the Chief Executive Officer of the Company and the Bank and to all Executive Officers of the Company and the Bank whose salary and bonus exceed $100,000.

                           SUMMARY COMPENSATION TABLE


Name and                                                                                 Long Term           All Other
Principal Position                                     Annual Compensation             Compensation       Compensation (a)
- ------------------                              ------------------------------         -------------      ----------------
                                  Year          Salary (b)               Bonus         Stock Options
                                  ----          ----------               -----         -------------
Donald A. Hoyle, Jr.              1995          $181,800               $36,366           -  0  -             $53,771
President of the Bank
and the Company                   1994           177,500                35,200            16,000              63,364

                                  1993           161,100                29,300            16,000              60,519


John W. Reuther,                  1995          $134,750               $23,700             - 0 -             $41,926
Senior Executive Vice
President of the Bank and         1994           132,200                22,940            14,000              45,123
the Company
                                  1993           121,300                21,340            14,000              28,671




(a) For Mr. Hoyle, includes $6,000, $13,664 and $17,580 contributed by the Company or the Bank on his behalf to the Employee Stock Ownership Plan, $7,771, $6,000 and $7,089 contributed to the Savings and Investments Plan and $40,000, $43,700 and $35,850 to pay insurance premiums to fund the Company's obligations under the Executive Retirement Plan, in 1995, 1994 and 1993, respectively.

    For Mr. Reuther, includes $5,390, $10,846 and $12,800 contributed by the Company or the Bank on his behalf to the Employee Stock Ownership Plan, $6,536, $6,277 and $5,793 contributed to the Savings and Investments Plan and $30,000, $28,000 and $10,078 to pay insurance premiums to fund the Company's obligations under the Executive Retirement Plan, in 1995, 1994 and 1993, respectively.

(b) Includes Directors fees of $16,500 for Mr. Hoyle and $16,250 for Mr.
    Reuther.


Employment Agreements

         The Bank and the Company had entered into employment agreements with Donald A. Hoyle, Jr. and John W. Reuther on September 30, 1991 providing for base annual salaries of $121,000 and $89,000, respectively. On October 12, 1993, the Bank entered into new employment agreements with Mr. Hoyle and Mr. Reuther providing for base annual salaries of $146,500 and $106,700, respectively. Both the new and old agreements provide for such higher than base salaries as may be negotiated from time to time during the term of the agreements as well as certain additional employment benefits. The base term of the agreements is five years; the agreements may be terminated by the Bank for cause, upon the death of the employee and, subject to the following provision concerning change of control, upon the termination of the employee's employment by resignation or otherwise. In the event that employee's employment with the Bank is terminated by the employee or the Bank upon a change in control of the Bank, the Bank will pay to the employee a lump-sum termination benefit equal to three years' base annual salary not later than 30 days after termination. In addition, upon such change in control, for one year, the employee will be reimbursed costs incurred in connection with the search for a new job and reasonable relocation expenses and, for two years, all nondiscriminatory employee benefits.

Executive Retirement Plan

         On October 25, 1988, the Bank adopted a retirement plan (the "Executive Retirement Plan") for the benefit of eligible employees. The Executive Retirement Plan is administered by a committee of the Board which designates the members who are eligible to participate in the Plan. The purpose of the Executive Retirement Plan is to assist the Bank and the Company in retaining the service of certain key employees until their retirement, to induce these key employees to utilize their best efforts to maintain and enhance the business of the Bank and the Company and to provide certain benefits to the key employees. Under the Executive Retirement Plan, the Bank allocates each year an amount on behalf of the member necessary to provide an annual income at the member's normal retirement date payable for ten years equal to 35% of the member's average compensation for his three most highly compensated years of employment. While benefits under the Executive Retirement Plan are intended to be unfunded obligations of the Bank, the Bank has elected to purchase insurance policies to fund the obligations. The account of each member is credited with interest at the rate of seven percent and compounded annually. A member shall have a 100% vested interest in his account upon eligibility for retirement, death, termination of his employment or in the event of a merger or acquisition of the Bank by another entity. Upon retirement, the member is entitled to the value of the account distributed in equal installments over a period of five, ten or fifteen years at the election of the member. Prior to a member's retirement, a member's beneficiary is entitled to the greater of the value of the member's account at the time of death, or $200,000 or $250,000 as determined by the Board of Directors. Donald A. Hoyle, Jr. and John W. Reuther have been designated as members under the Executive Retirement Plan.

         On March 7, 1994, the Bank supplemented the above described "Executive Retirement Plan" with insurance contracts for the benefit of Donald A. Hoyle, Jr. and John W. Reuther. The supplemental plan provides that the Bank purchase life insurance policies on the lives of the named executives. The Bank will further pay the annual premium due on each such policy until each insured reaches the age of 65, unless employment is terminated prior to age 65. Each named executive shall have a 100% ownership interest in his account upon eligibility for retirement, death, termination of his employment or in the event of a merger or acquisition of the Bank by another entity. Each named executive has executed a split-dollar agreement granting a collateral interest to the Bank for all premiums paid by the Bank, which collateral interest is extinguished upon retirement, death, termination of employment or in the event of a merger or acquisition of the Bank by another entity. At their retirement age of 65, the plan benefit is estimated at $494,331 for Donald A. Hoyle, Jr. and $724,827 for John W. Reuther.

Employee Stock Ownership Plan

         The Board of Directors of the Bank adopted an Employee Stock Ownership Plan ("ESOP") effective January l, 1985, and restated effective January l, 1989. The ESOP is intended to invest primarily in the Common Stock of the Company ("Qualifying Employer Securities"). The assets of the ESOP are held in a trust fund by the Company, as trustee (the "Trustee"), pursuant to a trust agreement.

         Contributions from the Bank to the ESOP are generally required to be made from net profits, and are made in amounts established in the sole discretion of the Board of Directors. Each participant is entitled to direct the Trustee with respect to the voting rights, if any, of any Qualifying Employer Securities allocated to the participant's account provided that the issuer has a "registration-type" class of securities. In other cases, the voting of shares held by the ESOP, in general, will be determined by the Trustee. In addition, under certain circumstances, a participant (or beneficiary) may exercise a "put option" granted by the ESOP and require the Company to buy back any Qualifying Employer Securities distributed to the participant (or beneficiary).

         The operation and administration of the ESOP is controlled by a committee appointed by the Board of Directors. The committee presently consists of Donald A. Hoyle, Jr., Patricia A. Cobb, Susan Muir and Nina Sticker. The committee designates investment policies under which the Trustee acts. The Board of Directors has the sole responsibility to appoint and remove members of the committee or the Trustee, and for determining the amount of contributions to the ESOP by the Bank, and to amend or terminate, in whole or in part, the ESOP or the trust agreement.

         Any employee of the Bank in the eligible class of employees is eligible to become a participant in the ESOP as of the January 1st following the date the employee completed six months of service with the Bank, and will share in employer contributions to the ESOP if he has completed 1,000 hours of service in any year. Each participant shall be fully vested in his account after three years of service. Stock purchased by the ESOP and dividends received by the ESOP are allocated among the participants in proportion to their respective compensation. Upon retirement, death or disability, a participant or his beneficiaries, as the case may be, will generally be entitled to receive specified benefits in the form of a single-sum distribution, subject to alternative forms of distribution. At the discretion of the Committee, benefits will be distributed in cash or in shares of Common Stock subject to the right of the participant to elect to receive his benefits in shares of Common Stock. A participant who separates from service prior to attainment of normal retirement age has the right to receive distribution of his plan benefits commencing no later than five years after the plan year in which he separated from service.

Savings and Investment Plan

         The Bank sponsors a Savings and Investment Plan ("Savings Plan") for employees which became effective on September 1, 1985, and was restated effective January 1, 1989. Any employee who was employed by the Bank on September 1, 1985 automatically became a participant in the Savings Plan. Any employee who completes 1,000 hours of service in any year is also eligible to participate in the Savings Plan.

         Subject to certain limitations, participants may contribute a portion of their earnings for each year to the Savings Plan. For the first three percent of earnings contributed by a participant, the Bank matches the contribution. On the next three percent of earnings contributed by a participant, the Bank matches one-half of the contribution. In addition, the Bank may contribute such additional amounts as it determines. Federal income taxes on the participant's and the Bank's contributions to the Savings Plan are deferred until the participant withdraws funds from the Savings Plan. Each participant designates one or more investment funds for the investment of the contributions made on the participant's behalf. A participant is 100% vested in his account upon death or termination of employment for any reason. Upon termination of employment by, or death of, a participant, the participant or his estate has several alternatives available for withdrawing funds from the Savings Plan. Withdrawals by a participant of certain contributions and loans from the Savings Plan are also permitted in certain situations.

Stock Option Plan

         In February 1990, the Board of Directors of the Company adopted a stock option plan, which was approved by the shareholders of the Company in May 1990 (the "Stock Option Plan"). Pursuant to the Stock Option Plan, stock options may be granted which qualify under the Internal Revenue Code as incentive stock options as well as stock options that do not qualify as incentive options. All officers and key employees of the Company or any current or future subsidiary who are employed on a full-time basis are eligible to receive options under the Stock Option Plan. As of December 31, 1995, incentive stock options covering an aggregate of 81,000 shares had been granted pursuant to the Stock Option Plan at a $16.00 per share exercise price, incentive stock options covering an aggregate of 30,000 shares had been granted at a $18.00 per share exercise price, incentive stock options covering an aggregate of 9,000 shares had been granted at a $23.00 per share exercise price and incentive stock options covering an aggregate of 30,000 shares were granted at $26.00 per share exercise price.

         The purpose of the Stock Option Plan is to provide additional incentive to employees of the Company by encouraging them to invest in the Company's Common Stock and thereby acquire a proprietary interest in the Company and an increased personal interest in the Company's continued success and progress. The Stock Option Plan is administered by a committee which is appointed by the Board of Directors and consists only of Directors who are not eligible to receive options under the Stock Option Plan. The committee determines, among other things, which officers and key employees receive an option or options under the Stock Option Plan, the type of option (incentive stock options or non-qualified stock options, or both) to be granted, the number of shares subject to each option, the rate of option exercisability, and, subject to certain other provisions to be discussed below, the option price and duration of the option.

         The aggregate number of shares which may be issued upon the exercise of options under the Stock Option Plan is 150,000 shares of Common Stock. The option price for options issued under the Stock Option Plan is to be at least equal to 100% of the fair market value of the Common Stock as of the date the option is granted. The fair market value is determined by the committee.

         Except as otherwise described below, none of the options granted under the Stock Option Plan may be exercised during the first year after the date granted. Thereafter each optionee may exercise up to 50% of his option the second year, up to 75% of his option the third year, and up to 100% of his option thereafter. In the event of a "change in control" of the Company, as defined in the Stock Option Plan, each optionee may exercise the total number of shares then subject to the option. Unless terminated earlier by the option's terms, incentive stock options expire ten years after the date they are granted and non-qualified stock options expire ten years and ten days after the date they are granted.

         The following table sets forth certain information concerning the shares acquired upon exercise of options, the number of unexercised options and the value of unexercised options at December 31, 1995 held by the Executive Officers listed in the Summary Table.

                    OPTION EXERCISES AND YEAR-END VALUE TABLE

               Aggregate Option Exercises In Last Fiscal Year and
                        Option Value at December 31, 1995


                                                                    Number of Unexercised         Value of Unexercised
                                                                    Options at                    In-the-Money Options at
                                                                    December 31, 1995             December 31, 1995(a)
                                                                    ---------------------         -----------------------
                             Shares Acquired     Value              Exercisable/                  Exercisable/
Name                         on Exercise         Realized           Unexercisable                 Unexercisable
- ----                         ---------------     --------           -------------                 -------------

Donald A. Hoyle, Jr.             5,015            $110,330          47,985/8,000                  $983,648/$140,000

John W. Reuther                  4,375             $96,250          35,754/7,000                  $714,219/$122,500



- -----------------------

(a) Based upon the difference between the market value of $39.50 a share on December 31, 1995 and the exercise price of the option.


Compensation of Directors

         Members of the Board of Directors are compensated at the rate of $200 per meeting of the Company and $500 per meeting of the Bank attended and one half the fee for meetings of the Bank not attended. Non-management Directors of the Bank also received an additional fee of $8,000 during 1995.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of April 30, 1996, certain information with respect to the beneficial ownership of Common Stock by (i) each person who owns of record or who is known by the Board of Directors to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each Director, (iii) each of the Executive Officers named in the Summary Compensation Table below and (iv) all Executive Officers and Directors of the Company as a group:


                                                            Shares of Common
                                                           Stock Beneficially      Percent of
Name                                Position                    Owned (a)           Class (b)
- ----                                --------               ------------------      ----------

Richard Chojnowski                  Director                   73,228(c)              5.23%

Gene E. Goldenziel                  Director                   28,998(d)              2.07%

John S. Guzey                       Chairman/Director          28,000                 2.00%

Donald A. Hoyle, Jr.                President/Director         62,295(e)              4.45%

William K. Nasser                   Director                   76,754(f)              5.48%
  One Dunham Drive
  Dunmore, PA

Margaret L. O'Connor, R.N.          Director                   22,408(g)              1.60%

John W. Reuther                     Senior Executive Vice      49,583(h)              3.54%
                                    President/Director

Eldore Sebastianelli                Treasurer/Director         24,182(i)              1.73%

John W. Walski                      Director                   50,572(j)              3.61%

All Directors and Executive
Officers of the Company as
a group (13 persons)                                          394,970                28.20%

                                       8

- --------------------
(a) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission and, accordingly, may include securities owned by or for, among others, the wife and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire within 60 days after April 30, 1996. Beneficial ownership may be disclaimed as to certain of the securities. Except as indicated in the footnotes of this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock indicated.

(b) Does not include shares held by the ESOP except as specifically set forth herein. As of April 30, 1996, the ESOP held 75,084 shares of which 3,400 shares had not been allocated to individual accounts.

(c) All shares are owned jointly with his mother.

(d) Includes 24,498 shares owned jointly with his spouse and 2,000 shares held in an IRA account and 2,000 shares held as co-trustee.

(e) Includes 47,985 shares which may be acquired upon the exercise of stock options. Also includes 4,208 shares owned jointly with his spouse and 4,955 shares held by the ESOP which have been allocated to his individual account.

(f) Includes 8,292 shares owned jointly with his spouse, 19,856 shares owned individually by his spouse, 9,602 shares held by him as co-trustee for his children, and 39,004 shares owned individually among his children and grandchildren.

(g) Includes 100 shares owned by Estate of husband and 22,308 held as Trustee for family trust.

(h) Includes 35,754 shares which may be acquired upon the exercise of stock options. Also includes 32 shares held by him as co-trustee for his children, 40 shares held jointly with his son, Michael, and 3,911 shares held by the ESOP which have been allocated to his individual account.

(i) Includes 2,146 shares held as trustee for his granddaughters and 22,036 shares held jointly with his spouse.

(j) Includes 17,324 shares owned jointly with his spouse.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Bank has had and expects to have in the future, loan and other banking transactions in the ordinary course of business with many of its Directors, officers, and their associates. All extensions of credit to such persons have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and in the opinion of the management of the Bank, do not involve more than a normal risk of collectibility or present other unfavorable features.

         The law firm of Needle & Goldenziel was paid legal fees of approximately $39,780 from the Company or its subsidiaries for legal services rendered during 1995. Gene E. Goldenziel, who is a Director of the Bank and the Company, is a partner in Needle, Goldenziel & Pascale. Needle, Goldenziel & Pascale has been retained to perform legal services in 1996.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PIONEER AMERICAN HOLDING COMPANY CORP.


Date:     May 7, 1996                     By:      /s/  Donald A. Hoyle, Jr.
                                                   -------------------------
                                                   Donald A. Hoyle, Jr.,
                                                   President