Form 10-Q
period 1996-03-31
PIONEER AMERICAN HOLDING CO CORP
filed 1996-05-09
CIK 760731

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1996
                  --------------

Commission file number 0-14506
                       -------


                     Pioneer American Holding Company, Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                 23-2319931
- --------------------------------         ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


  41 North Main Street, Carbondale  PA                              18407
- ----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

                                 (717) 282-2662
              ----------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x     No        .
                                       -------    --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practical date.

Common Stock, $10.00 Par Value--1,396,175 common shares as of March 31, 1996.

                                      INDEX

                     PIONEER AMERICAN HOLDING COMPANY, CORP.

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

           Condensed consolidated balance sheets--March 31, 1996,
             December 31, 1995 and March 31, 1995.....................Pages 2-3

           Condensed consolidated statements of income--Three months
             ended March 31, 1996 and 1995 .............................Page  4

           Condensed consolidated statements of cash flows--Three months ended March 31, 1996 and 1995............................Pages 5-6

           Notes to condensed consolidated financial statements--
             March 31, 1996..........................................Pages 7-11

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................Pages 12-14

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings............................................Page 15

  Item 2.  Changes in Securities........................................Page 15

  Item 3.  Defaults upon Senior Securities..............................Page 15

  Item 4.  Submission of Matters to a Vote of Security Holders..........Page 15

  Item 5.  Other Information............................................Page 15

  Item 6.  Exhibits and Reports on form 8-K.............................Page 15



  SIGNATURES............................................................Page 16

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Balance Sheets (Unaudited)

                                                                          (Dollars in thousands)
- ---------------------------------------------------------------------------------------------------------------
                                                                   March 31,     December 31,        March 31,
Assets                                                                  1996             1995             1995
- ---------------------------------------------------------------------------------------------------------------
Cash and due from banks                                            $  10,332           12,677           10,888
Federal funds sold                                                     4,460            8,500            5,750

Securities  available for sale (cost of securities of $79,791 on March 31, 1996, $68,469 on December 31, 1995
      and $50,500 on March 31, 1995)

     U.S. Treasury securities                                          2,488            2,463            3,602
     Federal agency mortgage based obligations                        14,762           15,142           16,278
     Other obligations of Federal agencies                            59,799           48,663           27,266
     Obligations of states and political subdivisions                    100              101                -
     Other securities                                                  2,086            1,959            1,959
 ---------------------------------------------------------------------------------------------------------------
Total securities available for sale                                   79,235           68,328           49,105
- ---------------------------------------------------------------------------------------------------------------

Investment securities (approximate market value of $18,880 on March 31, 1996,$25,993 on Dec 31, 1995 and $51,199 on March 31, 1995)

        Other obligations of Federal agencies                          9,691           17,697           39,750
        Obligations of states and political subdivisions               9,122            8,126           12,078
        Corporate notes                                                  200              200              199
        Other securities                                                   -               10               10
- ---------------------------------------------------------------------------------------------------------------
Total investment securities                                           19,013           26,033           52,037
- ---------------------------------------------------------------------------------------------------------------

Loans, net of unearned discount and deferred loan fees               202,527          197,297          184,481
Allowance for possible loan losses                                    (2,788)          (2,742)          (2,756)
- ---------------------------------------------------------------------------------------------------------------
Net loans                                                            199,739          194,555          181,725
- ---------------------------------------------------------------------------------------------------------------

Accrued interest receivable                                            2,644            2,633            2,573
Premises and equipment                                                 4,991            4,783            3,564
Other real estate owned                                                1,023              932              869
Other assets                                                           2,083            1,499            2,608
Cost in  excess  of fair  value  of net  assets  acquired
     (net  of  accumulated amortization of $846 March 31, 1996
     $836  December 31, 1995 and $807 March 31, 1995)                    697              707              736
- ---------------------------------------------------------------------------------------------------------------

Total assets                                                       $ 324,217          320,647          309,855
- ---------------------------------------------------------------------------------------------------------------



PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Balance Sheets, Continued (Unaudited)


                                                                         (Dollars in thousands)
- ------------------------------------------------------------------------------------------------------------
                                                                March 31,     December 31,     March 31,
Liabilities and Stockholders' Equity                                 1996             1995          1995
- ------------------------------------------------------------------------------------------------------------
Deposits:
     Demand - noninterest bearing                           $         31,299          32,915         29,622
     NOW and Super NOW                                                15,662          15,392         15,653
     Savings                                                          56,792          54,062         55,594
     Money Market                                                     23,985          22,510         22,854
     Time                                                            163,658         163,373        155,552
- ------------------------------------------------------------------------------------------------------------
Total deposits                                                       291,396         288,252        279,275
- ------------------------------------------------------------------------------------------------------------

Accrued interest payable                                               2,298           2,102          2,220
Dividends payable                                                        461             418            417
Note payable                                                             275             275            275
Other liabilities                                                      1,217           1,108          1,427
- ------------------------------------------------------------------------------------------------------------

Total liabilities                                                    295,647         292,155        283,614
- ------------------------------------------------------------------------------------------------------------

Stockholders equity:
     Common stock, $10 par value per share,
     25,000,000 shares authorized; 1,396,175 shares on
     March 31, 1996, 1,393,175 on Dec. 31, 1995 and
     1,390,420 on March 31,1995 issued and outstanding                13,962          13,932         13,904
     Additional paid-in capital                                            5              35             62
     Undivided profits                                                14,970          14,618         13,196
     Net unrealized holding gains(losses) on
        available for sale securities                                   (367)            (93)          (921)
- ------------------------------------------------------------------------------------------------------------

Total stockholders equity                                             28,570          28,492         26,241
- ------------------------------------------------------------------------------------------------------------





Total liabilities and stockholders equity                  $         324,217         320,647        309,855
- ------------------------------------------------------------------------------------------------------------




PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statements of Income (Unaudited)

                                                                 Three Months Ended
                                                               (Dollars in thousands)

- ------------------------------------------------------------------------------------------------------------------
                                                        March 31,                      March 31,
                                                             1996                           1995
- ------------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                      $      4,483                          4,050
     Interest on Federal funds sold                           127                             22
     Interest on investments:
              Taxable                                       1,289                          1,421
              Non-taxable                                     116                            177
- ------------------------------------------------------------------------------------------------------------------


Total interest income                                       6,015                          5,670
- ------------------------------------------------------------------------------------------------------------------

Interest expense:
     Interest on other borrowed money & note payable            4                             21
     Interest on deposits                                   2,830                          2,531
- ------------------------------------------------------------------------------------------------------------------


Total interest expense                                      2,834                          2,552
- ------------------------------------------------------------------------------------------------------------------
Net interest income                                         3,181                          3,118

Provision for possible loan losses                            120                            120
- ------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses         3,061                          2,998
- ------------------------------------------------------------------------------------------------------------------

Other operating income:
     Service charges on deposit accounts                      253                            201
     Gains on sales of securities available for sale            -                              7
     Other income                                             126                            187
- ------------------------------------------------------------------------------------------------------------------

Total other operating income                                  379                            395
- ------------------------------------------------------------------------------------------------------------------

Other operating expenses:
     Salaries and employee benefits                         1,238                          1,159
     Net occupancy expense of bank premises                   231                            194
     Furniture and equipment expenses                         161                            131
     Data processing expense                                   57                             91
     FDIC Insurance                                             1                            154
     Other expenses                                           612                            587
- ------------------------------------------------------------------------------------------------------------------

Total other operating expenses                              2,300                          2,316
- ------------------------------------------------------------------------------------------------------------------

Income before income taxes and cumulative effect of
     change in accounting principle                         1,140                          1,077

Income tax expense                                            327                            270
- ------------------------------------------------------------------------------------------------------------------


Net income                                           $        813                            807
- ------------------------------------------------------------------------------------------------------------------

Per Share Data:


Net income per common share equivalent               $       0.56                           0.56
- ------------------------------------------------------------------------------------------------------------------

Weighted average common share and share equivalents     1,458,868                      1,448,444



PIONEER AMERICAN HOLDING COMPANY, CORP
Consolidated Statements of Cash Flows (Unaudited)

                                                                         Three Months Ended
                                                                       (Dollars in thousands)
- ---------------------------------------------------------------------------------------------------
                                                               March 31,                March 31,
                                                                   1996                     1995
- --------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                              $           813               807

     Adjustments to reconcile net income to net
        cash from operating activities:
            Net gain on sales of securities available
                for sale                                                   -                (7)
            Accretion of discount on securities
                and money market investments                             (50)              (15)
            Amortization of premium on investment
                securities                                                38                43
            Provision for possible loan losses                           120               120
            Increase (decrease) in deferred loan fees                     (6)                8
            Decrease (increase) in accrued interest receivable           (11)              449
            Depreciation and amortization of premises
                and equipment                                            192               199
            Loss on sale of other real estate                             41                24
            Proceeds from the sale of mortgages
                and PHEAA loans                                          669               145
            Net increase in mortgage and PHEAA loans
                 held for sale, excluding provision for
                for loans losses and change in deferred
                loan fees                                             (1,278)             (834)
            Increase in other assets                                    (443)             (748)
            Amortization of goodwill                                      10                10
            Increase in accrued interest payable                         196               504
            Increase in other liabilities                                109               272
- -----------------------------------------------------------------------------------------------
     Total adjustments to reconcile net income to net cash
        from operating activities                                       (413)              170
- -----------------------------------------------------------------------------------------------

Net cash from operating activities                                       400               977
- -----------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Proceeds from maturities of investment securities
        and securities available for sale                             23,814             1,255
     Proceeds from sales of securities available for sale                  -             3,017
     Purchases of investment securities and securities
        available for sale                                           (28,104)             (729)
     Net increase in loans made to customers, excluding
        provision for loan losses and change in
        deferred loan fees                                            (4,823)           (4,223)
     Acquisition of premises and equipment                              (400)             (301)
     Proceeds from sale of other real estate                               2               162
- -----------------------------------------------------------------------------------------------

Net cash used in investing activities                                 (9,511)             (819)
- -----------------------------------------------------------------------------------------------


PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statements of Cash Flows, Continued (Unaudited)

                                                                   Three Months Ended
                                                                 (Dollars in thousands)
- ------------------------------------------------------------------------------------------------
                                                               March 31,           March 31,
                                                                   1996                1995
- ------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase in demand, NOW and Super NOW,
        savings, money market and time deposits.             $         3,144              8,557
     Dividends paid                                                     (418)              (416)
     Increase in Other borrowed money                                      -             (3,150)
- ------------------------------------------------------------------------------------------------

Net cash from financing activities                                     2,726              4,991
- ------------------------------------------------------------------------------------------------

Net increase  in cash and cash equivalents                            (6,385)             5,149

Cash and cash equivalents at beginning of year                        21,177             11,489
- ------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                     $        14,792             16,638
- ------------------------------------------------------------------------------------------------

Supplemental Disclosure:
     Cash payments for interest                                        2,638              2,048
     Cash payments for income taxes                                      375                400
     Transfer of assets from loans
        to other real estate                                             134                232
     Net unrealized loss (gain) on securities
        available for sale                                               556              1,395
     Tax effect on unrealized loss (gain)
        on securities available for sale                                 189                474
- ------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

    (1)  Summary of Significant Accounting Policies:

     Business--Pioneer American Holding Company Corp. (the "Company") and its wholly owned subsidiary, Pioneer American Bank, National Association ("Pioneer") provide a wide range of banking services to individual and corporate customers through its branch banks in Lackawanna, Luzerne, Wayne, Wyoming, Susquehanna and Monroe counties in Northeastern Pennsylvania. Pioneer is subject to competition from other financial institutions and other financial services companies. Pioneer is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

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

     Other Real Estate Owned--Other real estate owned consists of real estate acquired through foreclosure and is stated at the lower of estimated fair value, less estimated disposal costs, or cost. Allowances for declines in value subsequent to acquisition were not necessary at both March 31, 1996 and 1995. While management uses the best information available to make its evaluations, future adjustments to the valuation of other real estate may be necessary if economic conditions differ significantly from the assumption used in making the evaluation.

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

     Recently Issued Accounting Standards--In 1993, the FASB issued Statement of Financial Accounting standards (SFAS) No. 114, Accounting by Creditors for Impairment of Loans. SFAS No. 114 requires certain impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's market price or the fair value of the collateral if the loan is collateral dependent. In October 1994, the FASB issued SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (SFAS No. 118), which amends SFAS No. 114 and requires certain related disclosures. Both SFAS No. 114 and 118 were effective for the Company beginning January 1, 1995 and have been reflected prospectively from that date. The implementation of these statements did not have a material effect on the Company's results of operations or financial condition. As of March 31, 1996, the Company had impaired loans with a total recorded investment of $1,160,000 and an average recorded investment for the three-month period ended March 31,1996, of $1,149,000. As of March 31, 1996, the amount of recorded investment in impaired loans for which there is a related allowance for credit losses and amount of the allowance is $825,000 and $248,000, respectively. The amount of the recorded investment in impaired loans for which there was no related allowance for credit losses at March 31, 1996 is $335,000. The aggregate amount of impaired loans are measured under the fair value measurement method. For purposes of applying the measurement criteria for impaired loans under SFAS No. 114, as amended, the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans, as well as commercial, financial, and agricultural loans with balance less the $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes nonaccrual, or earlier if based on management's assessment of the relevant facts and circumstances, it is probable that a creditor will be unable to collect all assets due according to the contractual terms of the loan agreement. The Company's policy for the recognition of interest income on impaired loans is the same as for nonaccrual loans (described previously). Cash receipts on impaired loans are not recognized as income, but are applied to principal. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

    (1) Continued:

     In March 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and that any related impairment be based on the fair value of the asset In addition, long-lived assets to be disposed of must generally be reported at the lower of carrying amount or fair value, less cost to sell. SFAS No. 121 is required to be adopted by the Company in 1996. Management does not expect the adoption of this statement to materially effect the Company's results of operations or financial condition.


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

     Trading securities are accounted for at their fair value with the unrealized gains and losses included in current earnings. The Company has not classified any of it's investments as trading during the first three months ended March 31, 1996. All other securities not included in trading or held to maturity are classified as available for sale.

     Securities available for sale are accounted for at fair value. Unrealized gains and losses on securities available for sale are accounted for as a separate component of stockholders' equity, net of tax.

     Securities available for sale at March 31, 1996, December 31, 1995 and March 31, 1995 are summarized as follows:

                                                              March 31,               December 31,               March 31,
                                                                 1996                     1995                      1995
                                                                        Market                   Market                  Market
                                                          Cost          Value        Cost        Value        Cost        Value
                                                         ----------------------------------------------------------------------
U.S. Treasury Securities                                 $   2,491      2,488        2,465       2,463        3,504       3,602
Federal agency mortgage based obligations                   14,897     14,762       15,246      15,142       17,109      16,278
Other obligations of Federal agencies                       60,217     59,799       48,699      48,663       27,928      27,266
Obligations of States and Political subdivsions                100        100          100         101
Other Securities                                             2,086      2,086        1,959       1,959        1,959       1,959
                                                         ----------------------------------------------------------------------

Securities available for sale                            $  79,791     79,235      68,469       68,328       50,500      49,105
                                                         ======================================================================

     The adjustment in stockholders' equity for the unrealized loss of the securities available for sale at March 31, 1996, net of tax, was $(367,000). Included in net deferred tax assets is $189,000 for this same unrealized loss.

       (2) Continued:

     Held-to-maturity securities are those securities for which the Company has the ability and interest to hold the security until maturity. These securities are accounted for at amortized cost. Securities at March 31, 1996, December 31, 1995 and March 31, 1995 consist of held-to-maturity securities are summarized as follows:


                                                              March 31,               December 31,               March 31,
                                                                 1996                     1995                      1995
                                                                        Market                   Market                  Market
                                                          Cost          Value        Cost        Value        Cost        Value
                                                         ----------------------------------------------------------------------
U.S. Treasury Securities                                 $       -          -            -           -            -           -
Other obligations of Federal agencies                        9,691      9,551       17,697      17,540       39,750      38,865
Obligations of States and Political subdivsions              9,122      9,127        8,126       8,240       12,078      12,123
Corporate Notes                                                200        202          200         203          199         202
Other Securities                                                 -          -           10          10           10           9
                                                         ----------------------------------------------------------------------

Investment Securities                                    $  19,013     18,880       26,033       25,993      52,037      51,199
                                                         ======================================================================


     (3) Restrictions on Cash and Due from Banks--Pioneer is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included March 31, 1996 was $1,202,000 which amount was satisfied through the restriction of vault cash.


     Pioneer is also required to maintain certain balances at correspondent banks based upon activity with the correspondent. At March 31, 1996, the amount of such balances was $61,000.



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

     At March 31, 1996 there were 25,000,000 shares of common stock at $10 par value authorized with 1,396,175 shares issued and outstanding.

     Through March 31, 1996 the Company has issued and outstanding 119,139 options to purchase shares of the Company, exercisable at between $16.00 to $26.00 per share. Such options were issued with exercise prices equal to the market value of the Company's common shares at the time of the grant. In the first quarter Officers of the Company exercised 5,000 of previously issued options.

     The market value of the common shares of the Company at March 31, 1996 was $41.00. The impact of all the options issued and outstanding on the calculation of earnings per share was additional incremental common stock equivalents of 62,693 shares.

     (5) Employee Benefit Plan--The Bank has an employee stock ownership plan which includes substantially all employees who have at least one year of service. During 1989 and 1990, Pioneer American Bank, N.A. Employee Stock Ownership Plan (ESOP) obtained lines of credit from another financial institution in the amount of $650,000 of which there was no outstanding balance at March 31, 1996 and 1995, respectively.

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

Financial Review Management's Discussion and Analysis of Financial Condition and Result of Operation

Highlights

     Total Assets were $324,217,000 at March 31, 1996 and $309,855,000 at March 31, 1995 which is an increase of $14,362,000 or 4.6%. Deposits increased by $12,121,000 from $279,275,000 at March 31, 1995 which is an increase of 4.3% at
March 31, of 1996. Total loan volume as of March 31, 1995 stood at $181,725,000, increasing by $18,014,000 or 9.9% to $199,739,000 at March 31, 1996. At March
31, 1996, total assets increased $3,570,000 over December 31, 1995, deposits increased $3,144,000 or 1.1% and loans increased $5,184,000 or 2.7%.

     The average earning assets were $302,770,000 during the three months ended March 31, 1996 and $283,257,000 during the three months ended March 31, 1995. This is an increase of $19,513,000 or 6.9%.

     Average total assets during the three months ended March 31, 1996 were $322,743,000 and $304,521,000 for the three months ended March 31, 1995. The return on average total assets was 1.0% for the three months ended March 31, 1996 and 1.1% for the same period of 1995. Return on average equity for the first three months of 1996 and 1995 were 11.3% and 12.8% respectively. Average equity for both periods was $28,682,000 for the first three months of 1996 and $25,136,000 for the first three months of 1995.

     Net income per share was $0.56 for the first three months of 1996 and $0.56 for the first three months of 1995. Earnings per share data is based on share equivalent of 1,458,868 March 31, 1996 and 1,448,444 shares March 31, 1995. Net income increased $6,000 or 0.7% comparing the first three months of 1996 to the first three months of 1995, and is attributed to the increase in net interest revenue. Also other operating income was down during 1996 from the prior period, due to a decrease in other income. Offsetting the decrease in other income was the decrease in other operating expenses due to a decrease in FDIC insurance.

Net Interest Revenue

     Net interest income for the first three months of 1996 increased $63,000 or 2.1% compared with the same period of 1995. While total interest revenue increased $345,000 or 6.1%, interest paid increased by $282,000 or 11.1% resulting in a net effect of a increase of $63,000 or 2.1% in net interest income. The increase in interest income was the result of a $19,513,000 increase in the total average of interest earning assets. The volume and rate increase in interest income was primarily driven by an increase in lending activity. This increase was offset by a lesser increase in interest bearing deposits. The Company offered special deposit rates to support the opening of seven new branches from December 1994 through November 1995, which resulted in both an increase in volume and rate of interest costing liabilities. This increase in funds was utilized in funding the growth in the loan portfolio.

Provision / Reserve for Possible Loan Losses and Nonperforming Loans

                                                  Three Months Ended March 31,
                                                      1996              1995
                                                 -----------------------------
Balance at beginning of period                    $ 2,742,000        2,699,000
Recoveries                                              1,000           15,000
Less: Charge Offs                                      75,000           78,000
Provision for Loan Losses                             120,000          120,000
- ------------------------------------------------------------------------------
Balance at end of period                          $ 2,788,000        2,756,000
- ------------------------------------------------------------------------------


     The provision for possible loan losses for the first three months of 1996 amounted to $120,000. It was $120,000 for the first three months of 1995. Net charge offs for the first three months of 1996 totaled $74,000 while net charge offs for the same period of 1995 were $63,000. The ratio of net charge offs during the first three months of 1996 to average loans outstanding during the same period was .04% and for the first three months of 1995 was .04%.

Financial Review Management's Discussion and Analysis of Financial Condition and Result of Operation, continued




    The reserve for possible loan losses at March 31, 1996 totaled $2,788,000, increasing $32,000, 4.0% from $2,756,000 at March 31, 1995. These additions have brought the Company ratio of reserve for possible loan losses to total loans outstanding to 1.4% at March 31, 1996, and the same ratio as of March 31, 1995 was 1.5%

    Non-performing loans are listed as follows:

                                          03/31/96            03/31/95
                                          --------            --------
Non Accrual                              $ 2,417,000         $ 1,992,000
Restructured                                 555,000           1,071,000
                                         -----------         ------------
                                         $ 2,972,000         $ 3,063,000


     The Company generally places a loan on a non-accrual status when, in the opinion of management the borrower does not have the ability to meet the original terms of the loan. The Company also reserves the accrued interest on all loans over ninety days past due unless the Bank considers the loan to be well secured and in the process of collection.

     The comparability of the above information was not affected by the adoption of SFAS No. 114. There are no impaired loans under SFAS No. 114 which are not included in the above table.

     The loan loss reserve as of March 31, 1996 has been deemed adequate by management. This amount is sufficient to cover inherent losses given the moderate past due, nonperforming and classified levels. Determination for loan loss reserve adequacy follows the guidelines in the Comptroller's Banking Circular No.201(revised), including risk loss analysis, specific allocations for problematic credits and provision for class loans, and the requirements of SFAS No. 114


Other Operating Revenue

     Other operating revenue for the first three months of 1995 was 395,000 decreasing 4.1% to $379,000 reported for the first three months of 1996. Included in other income in 1995 was $75,000 from life insurance proceeds due to the death of a bank director. Service charge income on deposit accounts increased in 1996 to offset other income due to an increase in the fees collected for return items and an increase in the number of accounts subject to service charge routines of the Bank.

Other Operating Expenses

     Total other operating expenses were $2,316,000 in the first three months of 1995 while other operating expenses were $2,300,000 in the first three months of 1996; reflecting a decrease of $16,000 or .7% for the first three months of 1996. The decrease level of insurance premium for FDIC Insurance was offset by an increase in salaries, employee benefits and net occupancy expense of bank premises. The 1996 increase is attributable to normal salary increases and an increase in full time equivalent, which included the additional of staff for four new branches opened from June 1995 through November 1995. Salary and employee benefit increased by 6.8% as well as an increase of 19.1% for net occupancy expense of bank premises.

Income Taxes

     The provision for income taxes for the first three months of 1996 was $327,000 and $270,000 for the first three months of 1995. This reflects the current tax rates and the level of income for both periods. This is the estimated provision for income tax for the period as determined by operations of the corporation.

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


Effects of Inflation

     The economic outlook for the early spring of 1996 remains unsettled and uncertain. The Federal Reserve may have the task of sustaining expansion while stemming inflationary trends, in the realm of current fiscal policy. Economic conditions are reviewed by management in a continuing effort to adjust to the changing economic environment. The effects of these changes on the banking industry as a whole in the Company's market area are reviewed by management in order to compete at a level consistent with the goals of profitability and sound management policy.

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


                                    PIONEER AMERICAN HOLDING COMPANY, CORP.

Date:  May  7, 1996                 By /s/  Donald A. Hoyle, Jr
                                       -------------------------------
                                       Donald A. Hoyle, Jr
                                       President & C.E.O.

Date:  May  7, 1996

                                    By /s/  John W. Reuther
                                       -------------------------------
                                       John W. Reuther
                                       Senior Executive Vice President &
                                       Chief Financial Officer