Form 10-Q
period 1996-06-10
PIONEER AMERICAN HOLDING CO CORP
filed 1996-08-13
CIK 760731

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1996
                  -------------
Commission file number 0-14506
                       -------

                     Pioneer American Holding Company, Corp.
                     ---------------------------------------
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

                                 (717) 282-2662
                                 --------------
               (Registrant's telephone number including area code)

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

Common Stock, $1.00 Par Value--2,808,486 common shares as of June 30, 1996.

                                      INDEX

                     PIONEER AMERICAN HOLDING COMPANY, CORP.
                     ---------------------------------------

PART I.  FINANCIAL INFORMATION
- ------   ---------------------

 Item 1. Financial Statements (Unaudited)

         Condensed consolidated balance sheets--June 30, 1996, December 31, 1995 and June 30, 1995.------------------------Pages 2-3

         Condensed consolidated statements of income--Six months ended June 30, 1996 and 1995--------------------------------Page 4

         Condensed consolidated statements of cash flows--Six months ended June 30, 1996 and 1995.-------------------------------Pages 5-6

         Notes to condensed consolidated financial statements--
          June 30, 1996.----------------------------------------------Pages 7-11

 Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.---------------------Pages 12-14

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings-------------------------------------------Page 15

 Item 2.  Changes in Securities---------------------------------------Page 15

 Item 3.  Defaults upon Senior Securities-----------------------------Page 15

 Item 4.  Submission of Matters to a Vote of Security Holders---------Page 15

 Item 5.  Other Information-------------------------------------------Page 15

 Item 6.  Exhibits and Reports on form 8-K----------------------------Page 15


 SIGNATURES-----------------------------------------------------------Page 16

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Balance Sheets (Unaudited)

                                                                          (Dollars in thousands)
- ---------------------------------------------------------------------------------------------------------------
                                                                 June 30,     December 31,      June 30,
Assets                                                             1996          1995             1995
- ---------------------------------------------------------------------------------------------------------------
Cash and due from banks                                          $ 10,826       12,677           11,011
Federal funds sold                                                     --        8,500           13,000

Securities available for sale (cost of securities of $76,290 on June 30, 1996, $68,469 on December 31,
  1995 and $55,572 on June 30, 1995)

  U.S. Treasury securities                                          2,493        2,463            2,555
  Federal agency mortgage based obligations                        14,278       15,142           19,308
  Other obligations of Federal agencies                            55,341       48,663           31,386
  Obligations of states and political subdivisions                     --          101               --
  Other securities                                                  2,086        1,959            1,959
- ---------------------------------------------------------------------------------------------------------------
Total securities available for sale                                74,198       68,328           55,208
- ---------------------------------------------------------------------------------------------------------------
Investment securities (approximate market value of
  $21,292 on June 30, 1996, $25,993 on Dec 31, 1995
  and $51,899 on June 30, 1995)

    Other obligations of Federal agencies                          10,683       17,697           39,732
    Obligations of states and political subdivisions               10,855        8,126           11,813
    Corporate notes                                                   200          200              199
    Other securities                                                   --           10               10
- ---------------------------------------------------------------------------------------------------------------
Total investment securities                                        21,738       26,033           51,754
- ---------------------------------------------------------------------------------------------------------------
Loans, net of unearned discount and deferred loan fees            207,475      197,297          187,985
Allowance for possible loan losses                                 (2,811)      (2,742)          (2,641)
- ---------------------------------------------------------------------------------------------------------------
Net loans                                                         204,664      194,555          185,344
- ---------------------------------------------------------------------------------------------------------------
Accrued interest receivable                                         2,839        2,633            2,999
Premises and equipment                                              5,132        4,783            3,416
Other real estate owned                                               993          932              909
Other assets                                                        3,332        1,499            3,120
Cost in excess of fair value of net assets acquired
    (net of accumulated amortization of $855 June 30, 1996
    $836  December 31, 1995 and $817 June 30, 1995)                   688          707              726
- ---------------------------------------------------------------------------------------------------------------
Total assets                                                     $324,410      320,647          327,487
===============================================================================================================

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Balance Sheets, Continued (Unaudited)

                                                                          (Dollars in thousands)
- ---------------------------------------------------------------------------------------------------------------
                                                                 June 30,     December 31,      June 30,
Liabilities and Stockholders' Equity                               1996          1995             1995
- ---------------------------------------------------------------------------------------------------------------
Deposits:
  Demand - noninterest bearing                                   $ 34,914       32,915           30,001
  NOW and Super NOW                                                16,004       15,392           15,342
  Savings                                                          57,427       54,062           55,568
  Money Market                                                     24,050       22,510           20,998
  Time                                                            156,069      163,373          167,762
- ---------------------------------------------------------------------------------------------------------------
Total deposits                                                    288,464      288,252          289,671
- ---------------------------------------------------------------------------------------------------------------
Accrued interest payable                                            2,601        2,102            2,816
Dividends payable                                                     477          418              418
Note payable                                                          275          275            5,000
Other borrowed money short term                                     2,750           --            2,020
Other liabilities                                                   1,863        1,108              275
- ---------------------------------------------------------------------------------------------------------------
Total liabilities                                                 296,430      292,155          300,200
- ---------------------------------------------------------------------------------------------------------------
Stockholders equity:
  Common stock, $1 par value per share,
  25,000,000 shares authorized; 2,808,486 shares on
  June 30, 1996, 2,786,350 on Dec. 31, 1995 and
  2,786,350 on June 30, 1995 issued and outstanding                 2,808        2,786            2,786
  Additional paid-in capital                                       11,200       11,181           11,181
  Undivided profits                                                15,353       14,618           13,560
  Net unrealized holding gains(losses) on
   available for sale securities                                   (1,381)         (93)            (240)
- ---------------------------------------------------------------------------------------------------------------
Total stockholders equity                                          27,980       28,492           27,287
- ---------------------------------------------------------------------------------------------------------------



Total liabilities and stockholders equity                        $324,410      320,647          327,487
===============================================================================================================

                                       3

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statements of Income (Unaudited)

                                                             Three Months Ended             Six Months Ended
                                                           (Dollars in thousands)        (Dollars in thousands)
- -------------------------------------------------------------------------------------------------------------------
                                                           June 30,         June 30,      June 30,        June 30,
                                                             1996             1995          1996            1995
- -------------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                          $    4,617            4,212         9,100           8,262
     Interest on Federal funds sold                              39               68           166              90
     Interest on investments:
              Taxable                                         1,377            1,435         2,666           2,856
              Non-taxable                                       130              172           246             349
- -------------------------------------------------------------------------------------------------------------------
Total interest income                                         6,163            5,887        12,178          11,557
- -------------------------------------------------------------------------------------------------------------------

Interest expense:
     Interest on other borrowed money & note payable             14               36            18              57
     Interest on deposits                                     2,670            2,766         5,500           5,297
- -------------------------------------------------------------------------------------------------------------------
Total interest expense                                        2,684            2,802         5,518           5,354
- -------------------------------------------------------------------------------------------------------------------
Net interest income                                           3,479            3,085         6,660           6,203

Provision for possible loan losses                              115               90           235             210
- -------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses           3,364            2,995         6,425           5,993
- -------------------------------------------------------------------------------------------------------------------
Other operating income:
     Service charges on deposit accounts                        266              206           519             407
     Gains on sales of securities available for sale             --              172             -             179
     Gains on securities held to maturity                        --                3             -               3
     Other income                                               157              144           283             331
- -------------------------------------------------------------------------------------------------------------------
Total other operating income                                    423              525           802             920
- -------------------------------------------------------------------------------------------------------------------
Other operating expenses:
     Salaries and employee benefits                           1,270            1,128         2,508           2,287
     Net occupancy expense of bank premises                     214              190           445             384
     Furniture and equipment expenses                           149              142           310             273
     Data processing expense                                     60               90           117             181
     FDIC Insurance                                               0              154             1             308
     Other expenses                                             783              724         1,395           1,311
- -------------------------------------------------------------------------------------------------------------------
Total other operating expenses                                2,476            2,428         4,776           4,744
- -------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of
     change in accounting principle                           1,311            1,092         2,451           2,169

Income tax expense                                              410              310           737             580
- -------------------------------------------------------------------------------------------------------------------
Net income                                               $      901              782         1,714           1,589
===================================================================================================================
Per Share Data:

Net income per common share equivalent                   $     0.31             0.27          0.59            0.55
===================================================================================================================
Weighted average common share and share equivalents       2,917,482        2,898,898     2,917,596       2,897,934

PIONEER AMERICAN HOLDING COMPANY, CORP
Consolidated Statements of Cash Flows (Unaudited)

                                                                         Six Months Ended
                                                                       (Dollars in thousands)
- -------------------------------------------------------------------------------------------------------
                                                               June 30,                   June 30,
                                                                 1996                       1995
- -------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                               $   1,714                     1,589

     Adjustments to reconcile net income to net
       cash from operating activities:
            Net gain on sales of securities available
                for sale                                             --                      (179)
            Net gain on held to maturity securities                  --                        (3)
            Accretion of discount on securities
                and money market investments                        (70)                      (30)
            Amortization of premium on investment
                securities                                           68                        84
            Provision for possible loan losses                      235                       210
            Increase (decrease) in deferred loan fees               (16)                       10
            Decrease (increase) in accrued interest receivable     (206)                       23
            Depreciation and amortization of premises
                and equipment                                       381                       403
            Loss (gain) on sales of premises and equipment           (7)                        2
            Loss on sale of other real estate                        43                        76
            Proceeds from the sale of mortgages
                and PHEAA loans                                   1,262                     1,470
            Net increase in mortgage and PHEAA loans
                held for sale, excluding provision for
                loans losses and change in deferred
                loan fees                                        (1,399)                   (1,713)
            Increase in other assets                             (1,170)                   (1,609)
            Amortization of goodwill                                 19                        19
            Increase in accrued interest payable                    499                     1,100
            Increase in other liabilities                           755                       865
- -------------------------------------------------------------------------------------------------------
     Total adjustments to reconcile net income to net cash
        from operating activities                                   394                       728
- -------------------------------------------------------------------------------------------------------
Net cash from operating activities                                2,108                     2,317
- -------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Proceeds from maturities of investment securities
        and securities available for sale                        31,095                     3,855
     Proceeds from sales of securities available for sale            --                    10,710
     Purchases of investment securities and securities
        available for sale                                      (34,619)                  (15,662)
     Net increase in loans made to customers, excluding
        provision for loan losses and change in
        deferred loan fees                                      (10,325)                   (8,472)
     Acquisition of premises and equipment                         (737)                     (359)
     Proceeds from sale of premises and equipment                    14                        --
     Proceeds from sale of other real estate                         30                       163
- -------------------------------------------------------------------------------------------------------
Net cash used in investing activities                           (14,542)                   (9,765)
- -------------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statements of Cash Flows, Continued (Unaudited)

                                                                         Six Months Ended
                                                                       (Dollars in thousands)
- -------------------------------------------------------------------------------------------------------
                                                               June 30,                   June 30,
                                                                 1996                       1995
- -------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase in demand, NOW and Super NOW,
        savings, money market and time deposits.                $   212                    18,953
     Dividends paid                                                (879)                     (833)
     Increase in Other borrowed money                             2,750                     1,850
- -------------------------------------------------------------------------------------------------------
Net cash from financing activities                                2,083                    19,970
- -------------------------------------------------------------------------------------------------------
Net increase  in cash and cash equivalents                      (10,351)                   12,522

Cash and cash equivalents at beginning of year                   21,177                    11,489
- -------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                        $10,826                    24,011
- -------------------------------------------------------------------------------------------------------
Supplemental Disclosure:
     Cash payments for interest                                   5,019                     4,254
     Cash payments for income taxes                                 800                       950
     Transfer of assets from loans
        to other real estate                                        134                       324
     Net unrealized loss (gain) on securities
        available for sale                                        1,381                       240
     Tax effect on unrealized loss (gain)
        on securities available for sale                            711                       124
- -------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

    (1)  Summary of Significant Accounting Policies:

    Business--Pioneer American Holding Company Corp. (the Company) and its wholly owned subsidiary, Pioneer American Bank, National Association (Pioneer) provide a wide range of banking services to individual and corporate customers through its branch banks in Lackawanna, Luzerne, Wayne, Wyoming, Susquehanna and Monroe counties in Northeastern Pennsylvania. Pioneer is subject to competition from other financial institutions and other financial services companies. Pioneer is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

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

    Loan Fees--Loan origination fees and direct loan origination costs are recognized over the life of the related loan as an adjustment of the loans yield.

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

    Allowance for Possible Loan Losses--The Provision for possible loan losses charged to operating expenses reflects the amount deemed appropriate by management to produce a reserve adequate to meet the present risk characteristics of Pioneers loan portfolio. Managements judgment is based on the evaluation of individual loans and their overall risk characteristics, past experiences with respect to the relationship of its loan losses to the loan portfolio, the assessment of current economic conditions and other relevant factors.

    Management believes that the allowance for possible loan losses is adequate. While management uses available information to make its evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Pioneers allowance for possible loan losses. Such agencies may require Pioneer to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

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

    Other Real Estate Owned--Other real estate owned consists of real estate acquired through foreclosure and is stated at the lower of estimated fair value, less estimated disposal costs, or cost. Allowances for declines in value subsequent to acquisition were not necessary at both June 30, 1996 and 1995. While management uses the best information available to make its evaluations, future adjustments to the valuation of other real estate may be necessary if economic conditions differ significantly from the assumption used in making the evaluation.

    Cost in Excess of Fair Value of Net Assets Acquired--Cost in excess of fair value of net assets acquired arose from an acquisition in 1976 and is being amortized on a straight-line basis over a period of 40 years.

Income Taxes--The Company accounts for income taxes in accordance with Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes, (SFAS No. 109) Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled.

    Cash and Cash Equivalents--For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds are sold for one-day periods.

     Recently Issued Accounting Standards--In 1993, the FASB issued Statement of Financial Accounting standards (SFAS) No. 114, Accounting by Creditors for Impairment of Loans. SFAS No. 114 requires certain impaired loans to be measured based on the present value of expected future cash flows discounted at the loans effective interest rate, the loans market price or the fair value of the collateral if the loan is collateral dependent. In October 1994, the FASB issued SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (SFAS No. 118), which amends SFAS No. 114 and requires certain related disclosures. Both SFAS No. 114 and 118 were effective for the Company beginning January 1, 1995 and have been reflected prospectively from that date. The implementation of these statements did not have a material effect on the Companys results of operations or financial condition. As of June 30, 1996, the Company had impaired loans with a total recorded investment of $1,230,000 and an average recorded investment for the Six-month period ended June 30,1996, of $1,153,000. As of June 30, 1996, the amount of recorded investment in impaired loans for which there is a related allowance for credit losses and amount of the allowance is $1,047,000 and $275,000, respectively. The amount of the recorded investment in impaired loans for which there was no related allowance for credit losses at June 30, 1996 is $183,000. The aggregate amount of impaired loans are measured under the fair value measurement method. For purposes of applying the measurement criteria for impaired loans under SFAS No. 114, as amended, the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans, as well as commercial, financial, and agricultural loans with balance less the $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes nonaccrual, or earlier if based on managements assessment of the relevant facts and circumstances, it is probable that a creditor will be unable to collect all assets due according to the contractual terms of the loan agreement. The Companys policy for the recognition of interest income on impaired loans is the same as for nonaccrual loans (described previously). Cash receipts on impaired loans are not recognized as income, but are applied to principal. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

       In March 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment

    (1) Continued:

whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and that any related impairment be based on the fair value of the asset. In addition, long-lived assets to be disposed of must generally be reported at the lower of carrying amount or fair value, less cost to sell. SFAS No. 121 is required to be adopted by the Company in 1996. Management does not expect the adoption of this statement to materially effect the Companys results of operations or financial condition.

    In May 1995, the FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights and Excess Servicing Receivables and for Securitization of Mortgage Loans. This statement will prospectively require the Company, which services mortgage loans for others in return for a fee, to recognize these servicing assets, regardless of how they were acquired. Additionally, the Company will be required to assess the fair value of these assets at each reporting date to determine impairment. SFAS No. 122 is required to be adopted by the Company in 1996. Management does not expect the adoption of this statement to materially effect the Companys results of operations or financial condition.

    In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-based Compensation. This statement encourages the adoption of fair value accounting for stock options issued to employees. Further, in the event that fair value accounting is not adopted, the statement requires proforma disclosure of net income and earnings per share as if fair value accounting had been adopted. SFAS No. 123 is required to be adopted by the Company in 1996. Management expects that it will not adopt fair value accounting for stock options issued to employees and, therefore, does not expect the adoption of this statement to materially effect the Companys results of operations or financial condition.

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

    Trading securities are accounted for at their fair value with the unrealized gains and losses included in current earnings. The Company has not classified any of its investments as trading during the first Six months ended June 30, 1996. All other securities not included in trading or held to maturity are classified as available for sale.

    Securities available for sale are accounted for at fair value. Unrealized gains and losses on securities available for sale are accounted for as a separate component of stockholders equity, net of tax.

    Securities available for sale at June 30, 1996, December 31, 1995 and June 30, 1995 are summarize as follows:

                                                          June 30,                December 31,                June 30,
                                                            1996                      1995                      1995
                                                       Cost     Market Value     Cost     Market Value     Cost     Market Value
                                                  ------------------------------------------------------------------------------
U.S. Treasury Securities                             $ 2,501       2,493         2,465       2,463         2,510       2,555
Federal agency mortgage based obligations             14,495      14,278        15,246      15,142        19,642      19,308
Other obligations of Federal agencies                 57,208      55,341        48,699      48,663        31,461      31,386
Obligations of States and Political subdivisions          --          --           100         101
Other Securities                                       2,086       2,086         1,959       1,959         1,959       1,959
                                                  ------------------------------------------------------------------------------
Securities available for sale:                       $76,290      74,198        68,469      68,328        55,572      55,208
                                                  ==============================================================================

    (2) Continued:

    The adjustment in stockholders' equity for the unrealized loss of the securities available for sale at June 30, 1996, net of tax, was $(1,381,000). Included in net deferred tax assets is $711,000 for this same unrealized loss.


    Held-to-maturity securities are those securities for which the Company has the ability and interest to hold the security until maturity. These securities are accounted for at amortized cost. Securities at June 30, 1996, December 31, 1995 and June 30, 1995 consist of held-to-maturity securities are summarized as follows:

                                                        June 30,                   December 31,               June 30,
                                                          1996                        1995                      1995
                                                     Cost       Market Value    Cost      Market Value     Cost       Market Value
                                                ------------------------------------------------------------------------------------
U.S. Treasury Securities                           $    --            --           --           --            --             --
Other obligations of Federal agencies               10,683        10,331       17,697       17,540        39,732         39,688
Obligations of State and Political subdivisions     10,855        10,760        8,126        8,240        11,813         12,000
Corporate Notes                                        200           201          200          203           199            202
Other Securities                                        --            --           10           10            10              9
                                                ------------------------------------------------------------------------------------

Investment Securities:                             $21,738        21,292       26,033       25,993        51,754         51,899
                                                ------------------------------------------------------------------------------------

     (3) Restrictions on Cash and Due from Banks--Pioneer is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included June 30, 1996 was $1,250,000 which amount was satisfied through the restriction of vault cash.

     Pioneer is also required to maintain certain balances at correspondent banks based upon activity with the correspondent. At June 30, 1996, the amount of such balances was $47,000.

     (4) Stockholders' Equity and Per Share Data-- In the second quarter of 1996 the Company's Board of Directors declared a two for one stock split effected in the form of a stock dividend. The split is effective on July 15, 1996. These financial statements have been adjusted to reflect the stock split.

     At June 30, 1996 there were 25,000,000 shares of common stock at $1 par value authorized with 2,808,486 shares issued and outstanding.

     Through June 30, 1996 the Company has issued and outstanding 211,567 options to purchase shares of the Company, exercisable at between $8.00 to $13.00 per share. Such options were issued with exercise prices equal to the market value of the Company's common shares at the time of the grant. In the first quarter Officers of the Company exercised 10,000 and in the second quarter 26,711 of previously issued options.

     The market value of the common shares of the Company at June 30, 1996 was $21.00. The impact of all the options issued and outstanding on the calculation of earnings per share was additional incremental common stock equivalents of 109,110 shares year to date and 108,996 shares for the second quarter.

     (5) Employee Benefit Plan--The Bank has an employee stock ownership plan which includes substantially all employees who have at least one year of service. During 1989 and 1990, Pioneer American Bank, N.A. Employee Stock Ownership Plan (ESOP) obtained lines of credit from another financial institution in the amount of $650,000 of which there was no outstanding balance at June 30, 1996 and 1995, respectively.

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

Financial Review Management's Discussion and Analysis of Financial Condition and Result of Operation

Highlights

     Total Assets were $324,410,000 at June 30, 1996 and $327,487,000 at June
30, 1995 which is a decrease of $3,077,000 or 1.0%. Deposits decreased by $1,207,000 from $289,671,000 at June 30, 1995 which is a decrease of .4% at June 30, of 1996. Total loan volume as of June 30, 1995 stood at $185,344,000, increasing by $19,320,000 or 10.4% to $204,664,000 at June 30, 1996. At June 30,
1996, total assets increased $3,763,000 over December 31, 1995, deposits increased $212,000 or .1% and loans increased $10,109,000 or 5.2%.

     The average earning assets were $304,303,000 during the six months ended June 30, 1996 and $288,438,000 during the six months ended June 30, 1995. This is an increase of $15,865,000 or 5.5%.

     Average total assets during the six months ended June 30, 1996 were $324,976,000 and $310,249,000 for the six months ended June 30, 1995. The return on average total assets was 1.1% for the six months ended June 30, 1996 and 1.0% for the same period of 1995. Return on average equity for the first six months of 1996 and 1995 were 12.0% and 12.2% respectively. Average equity for both periods was $28,638,000 for the first six months of 1996 and $26,012,000 for the first six months of 1995.

     Net income per share was $0.59 for the first six months of 1996 and $0.55 for the first six months of 1995. Earnings per share data is based on share equivalent of 2,917,596 June 30, 1996 and 2,897,934 shares June 30, 1995. Net income increased $125,000 or 7.9% comparing the first six months of 1996 to the first six months of 1995, and is attributed to the increase in net interest revenue. Also other operating income was down during 1996 from the prior period, due to a decrease in gains on sale of securities available for sale and other income. Offsetting the decrease in other income was the decrease in other operating expenses due to a decrease in FDIC insurance.

Net Interest Revenue

     Net interest income for the first six months of 1996 increased $457,000 or 7.4% compared with the same period of 1995. While total interest revenue increased $621,000 or 5.4%, interest paid increased by $164,000 or 3.1% resulting in a net effect of a increase of $457,000 or 7.4% in net interest income. The increase in interest income was the result of a $15,865,000 increase in the total average of interest earning assets. The volume and rate increase in interest income was primarily driven by an increase in lending activity. This increase was offset by a lesser increase in interest bearing deposits. The Company offered special deposit rates to support the opening of seven new branches from December 1994 through November 1995, which resulted in both an increase in volume and rate of interest costing liabilities. This increase in funds was utilized in funding the growth in the loan portfolio.

Provision / Reserve for Possible Loan Losses and Nonperforming Loans


                                          Six Months Ended June 30,
                                            1996            1995
                                         ---------------------------
Balance at beginning of period           $2,742,000       2,699,000
Recoveries                                    6,000          25,000
Less: Charge Offs                           172,000         293,000
Provision for Loan Losses                   235,000         210,000
- --------------------------------------------------------------------
Balance at end of period                 $2,811,000       2,641,000
- --------------------------------------------------------------------

     The provision for possible loan losses for the first six months of 1996 amounted to $235,000. It was $210,000 for the first six months of 1995. Net charge offs for the first six months of 1996 totaled $166,000 while net charge offs for the same period of 1995 were $268,000. The ratio of net charge offs during the first six months of 1996 to average loans outstanding during the same period was .08% and for the first six months of 1995 was .15%.

Financial Review Management's Discussion and Analysis of Financial Condition and Result of Operation, continued

     The reserve for possible loan losses at June 30, 1996 totaled $2,811,000, increasing $170,000, 6.4% from $2,641,000 at June 30, 1995. These additions have brought the Company ratio of reserve for possible loan losses to total loans outstanding to 1.4% at June 30, 1996, and the same ratio as of June 30, 1995 was 1.4%.

     Non-performing loans are listed as follows:

                                       06/30/96                  06/30/95
                                       --------                  --------
Non Accrual                           $2,715,000                $2,214,000
Restructured                             628,000                 1,065,000
                                      ----------                ----------
                                      $3,343,000                $3,279,000

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

     The loan loss reserve as of June 30, 1996 has been deemed adequate by management. This amount is sufficient to cover inherent losses given the moderate past due, nonperforming and classified levels. Determination for loan loss reserve adequacy follows the guidelines in the Comptroller's Banking Circular No.201(revised), including risk loss analysis, specific allocations for problematic credits and provision for class loans, and the requirements of SFAS No. 114.

Other Operating Revenue

     Other operating revenue for the first six months of 1995 was 920,000 decreasing 12.8% to $802,000 reported for the first six months of 1996. Included in other income in 1995 was $75,000 from life insurance proceeds due to the death of a bank director and a gain on securities of $181,000. Service charge income on deposit accounts increased in 1996 to offset other income due to an increase in the fees collected for return items and an increase in the number of accounts subject to service charge routines of the Bank.

Other Operating Expenses

     Total other operating expenses were $4,744,000 in the first six months of 1995 while other operating expenses were $4,776,000 in the first six months of 1996; reflecting an increase of $32,000 or .7% for the first six months of 1996. The decrease level of insurance premium for FDIC Insurance was offset by an increase in salaries, employee benefits and net occupancy expense of bank premises. The 1996 increase is attributable to normal salary increases and an increase in full time equivalent, which included the additional of staff for four new branches opened from June 1995 through November 1995. Salary and employee benefit increased by 9.7% as well as an increase of 15.9% for net occupancy expense of bank premises.

Income Taxes

     The provision for income taxes for the first six months of 1996 was $737,000 and $580,000 for the first six months of 1995. This reflects the current tax rates and the level of income for both periods. This is the estimated provision for income tax for the period as determined by operations of the corporation.

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

Effects of Inflation

     The economic outlook for the remaining part of 1996 remains unsettled and uncertain. The Federal Reserve may have the task of sustaining expansion while stemming inflationary trends, in the realm of current fiscal policy. Economic conditions are reviewed by management in a continuing effort to adjust to the changing economic environment. The effects of these changes on the banking industry as a whole in the Company's market area are reviewed by management in order to compete at a level consistent with the goals of profitability and sound management policy.

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

None

Item 3.  Default Upon Senior Executives

None

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The annual meeting of Pioneer American Holding Company Corp. was held on June 4, 1996.

(b) Two Directors were elected at this meeting for four year terms as follows:

                              Donald A. Hoyle, Jr.
                              Richard Chojnowski

(c) An amendment to the Company's Articles of Incorporation to change the par value of the Company's Common Stock and Preferred Stock from $10.00 per share to $1.00 per share was approved.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

None

                                  SIGNATURES *

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PIONEER AMERICAN HOLDING COMPANY, CORP.

Date:  August  7, 1996                     By /s/ Donald A. Hoyle, Jr.
       ---------------                       ----------------------------------
                                              Donald A. Hoyle, Jr
                                              President & C.E.O.



Date:  August  7, 1996                     By /s/ John W. Reuther
       ---------------                       ----------------------------------
                                              John W. Reuther
                                              Senior Executive Vice President &
                                              Chief Financial Officer