Form 10-Q
period 1996-09-30
PIONEER AMERICAN HOLDING CO CORP
filed 1996-11-12
CIK 760731

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1996

Commission file number 0-14506

                     Pioneer American Holding Company, Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                       23-2319931
---------------------------------                          ------------------
   (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                          Identification No.)

  41 North Main Street, Carbondale  PA                           18407
----------------------------------------                   -----------------
(Address of principal executive offices)                       (Zip Code)

                                 (717) 282-2662
               --------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No ____.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practical date.

Common Stock, $1.00 Par Value--2,828,912 common shares as of September 30, 1996.

                                      INDEX

                     PIONEER AMERICAN HOLDING COMPANY, CORP.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets--September 30, 1996,
          December 31, 1995 and September 30, 1995...................Pages 2-3

        Condensed consolidated statements of income--Three and
          Nine months ended September 30, 1996 and 1995..............Page  4

        Condensed consolidated statements of cash flows--
          Nine months ended September 30, 1996 and 1995..............Pages 5-6

        Notes to condensed consolidated financial statements--
          September 30, 1996.........................................Pages 7-11

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations..............Pages 12-14

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



   SIGNATURES........................................................Page 16

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Balance Sheets (Unaudited)

                                                                                             (Dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                  September 30,     December 31,    September 30,
Assets                                                                                     1996             1995             1995
----------------------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                      $           15,115           12,677           10,602
Federal funds sold                                                                        9,075            8,500            2,900

Securities available for sale (cost of securities of $65,677 on September 30, 1996, $68,469 on December 31, 1995
     and $56,266 on September 30, 1995)

     U.S. Treasury securities                                                             2,498            2,463            2,546
     Federal agency mortgage based obligations                                            7,817           15,142           20,095
     Other obligations of Federal agencies                                               50,896           48,663           31,748
     Obligations of states and political subdivisions                                       914              101                -
     Other securities                                                                     2,086            1,959            1,959
----------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale                                                      64,211           68,328           56,348
----------------------------------------------------------------------------------------------------------------------------------

Investment securities (approximate market value of $21,959 on September 30, 1996, $25,993 on December 31, 1995
     and  $45,466 on September 30, 1995)

        Other obligations of Federal agencies                                            10,677           17,697           32,714
        Obligations of states and political subdivisions                                 11,252            8,126           11,626
        Corporate notes                                                                     200              200              200
        Other securities                                                                      0               10               10
----------------------------------------------------------------------------------------------------------------------------------
Total investment securities                                                              22,129           26,033           44,550
----------------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned discount and deferred loan fees                                  211,072          197,297          193,913
Allowance for possible loan losses                                                       (2,832)          (2,742)          (2,691)
----------------------------------------------------------------------------------------------------------------------------------
Net loans                                                                               208,240          194,555          191,222
----------------------------------------------------------------------------------------------------------------------------------

Accrued interest receivable                                                               2,469            2,633            2,669
Premises and equipment                                                                    5,058            4,783            3,422
Other real estate owned                                                                     925              932              903
Other assets                                                                              3,605            1,499            2,879
Cost in excess of fair value of net assets acquired
     (net of accumulated amortization of $865 September 30, 1996
     $836  December 31, 1995 and $827 September 30, 1995)                                   678              707              716
----------------------------------------------------------------------------------------------------------------------------------

Total assets                                                                 $          331,505          320,647          316,211
----------------------------------------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Balance Sheets, Continued (Unaudited)

                                                                         (Dollars in thousands)
-------------------------------------------------------------------------------------------------------------
                                                               September 30,    December 31,    September 30,
Liabilities and Stockholders' Equity                                    1996            1995             1995
-------------------------------------------------------------------------------------------------------------

Deposits:
     Demand - noninterest bearing                           $         42,144          32,915           33,985
     NOW and Super NOW                                                23,539          15,392           15,351
     Savings                                                          52,371          54,062           52,368
     Money Market                                                     23,800          22,510           20,717
     Time                                                            155,955         163,373          160,903
-------------------------------------------------------------------------------------------------------------
Total deposits                                                       297,809         288,252          283,324
-------------------------------------------------------------------------------------------------------------

Accrued interest payable                                               1,917           2,102            1,969
Dividends payable                                                        481             418              418
Note payable                                                             275             275              275
Other borrowed money short term                                            -               -                -
Other liabilities                                                      2,109           1,108            2,188
-------------------------------------------------------------------------------------------------------------

Total liabilities                                                    302,591         292,155          288,174
-------------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Common stock, $1 par value per share,
     25,000,000 shares authorized; 2,828,912 shares on
     September 30, 1996, 2,786,350 on Dec. 31, 1995 and
     2,786,350 on September 30, 1995 issued and outstanding            2,829           2,786            2,786
     Additional paid-in capital                                       11,233          11,181           11,181
     Undivided profits                                                15,820          14,618           14,016
     Net unrealized holding gains(losses) on
        available for sale securities                                   (968)            (93)              54
-------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                            28,914          28,492           28,037
-------------------------------------------------------------------------------------------------------------





Total liabilities and stockholders' equity                  $        331,505         320,647          316,211
-------------------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statements of Income (Unaudited)

                                                             Three Months Ended             Nine Months Ended
                                                           (Dollars in thousands)         (Dollars in thousands)
---------------------------------------------------------------------------------------------------------------------
                                                       September 30,    September 30, September 30,    September 30,
                                                                1996             1995          1996             1995
---------------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                      $         4,637            4,342        13,737           12,604
     Interest on Federal funds sold                               24              155           190              245
     Interest on investments:
              Taxable                                          1,281            1,392         3,947            4,248
              Non-taxable                                        156              168           402              517
---------------------------------------------------------------------------------------------------------------------


Total interest income                                          6,098            6,057        18,276           17,614
---------------------------------------------------------------------------------------------------------------------

Interest expense:
     Interest on other borrowed money & note payable              52               45            70              102
     Interest on deposits                                      2,578            2,950         8,078            8,247
---------------------------------------------------------------------------------------------------------------------


Total interest expense                                         2,630            2,995         8,148            8,349
---------------------------------------------------------------------------------------------------------------------
Net interest income                                            3,468            3,062        10,128            9,265

Provision for possible loan losses                                80              105           315              315
---------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses            3,388            2,957         9,813            8,950
---------------------------------------------------------------------------------------------------------------------

Other operating income:
     Service charges on deposit accounts                         296              215           815              622
     Gains on sales of securities available for sale               -                -             -              179
     Gains on securities held to maturity                          -                -             -                3
     Other income                                                159              134           442              465
---------------------------------------------------------------------------------------------------------------------

Total other operating income                                     455              349         1,257            1,269
---------------------------------------------------------------------------------------------------------------------

Other operating expenses:
     Salaries and employee benefits                            1,283            1,062         3,791            3,349
     Net occupancy expense of bank premises                      190              178           635              562
     Furniture and Equipment expenses                            154              142           464              415
     Data processing expense                                      64               90           181              271
     FDIC Insurance                                                1              (17)            2              291
     Other expenses                                              800              642         2,195            1,953
---------------------------------------------------------------------------------------------------------------------

Total other operating expenses                                 2,492            2,097         7,268            6,841
---------------------------------------------------------------------------------------------------------------------

Income before income taxes and cumulative effect of change in
     accounting principle                                      1,351            1,209         3,802            3,378

Income tax expense                                               403              335         1,140              915
---------------------------------------------------------------------------------------------------------------------


Net income                                           $           948              874         2,662            2,463
---------------------------------------------------------------------------------------------------------------------

Per Share Data:


Net income per common share equivalent               $          0.32             0.30          0.91             0.85
---------------------------------------------------------------------------------------------------------------------

Weighted average common share and share equivalents        2,920,514        2,909,894     2,918,630        2,902,276

                                       4

PIONEER AMERICAN HOLDING COMPANY, CORP
Consolidated Statements of Cash Flows (Unaudited)

                                                                         Nine Months Ended
                                                                       (Dollars in thousands)
-------------------------------------------------------------------------------------------------------
                                                               September 30,              September 30,
                                                                   1996                       1995
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                              $         2,662                     2,463

     Adjustments to reconcile net income to net
        cash from operating activities:
            Net gain on sales of securities available
                for sale                                                   -                      (179)
            Net gain on held to maturity securities                        -                        (3)
            Accretion of discount on securities
                and money market investments                             (82)                      (51)
            Amortization of premium on investment
                securities                                                84                       126
            Provision for possible loan losses                           235                       315
            Increase (decrease) in deferred loan fees                     12                        57
            Decrease (increase) in accrued interest receivable           164                       353
            Depreciation and amortization of premises
                and equipment                                            572                       608
            Loss (gain) on sales of premises and equipment                (7)                        3
            Loss on sale of other real estate                            104                        85
            Proceeds from the sale of mortgages
                and PHEAA loans                                        2,727                     2,229
            Net increase in mortgage and PHEAA loans
                held for sale, excluding provision for
                loans losses and change in deferred
                loan fees                                             (1,229)                   (2,451)
            Increase in other assets                                  (1,655)                   (1,520)
            Amortization of goodwill                                      29                        29
            Increase in accrued interest payable                        (185)                      254
            Increase in other liabilities                              1,001                     1,033
-------------------------------------------------------------------------------------------------------
     Total adjustments to reconcile net income to net cash
        from operating activities                                      1,770                       888
-------------------------------------------------------------------------------------------------------
Net cash from operating activities                                     4,432                     3,351
-------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Proceeds from maturities of investment securities
        and securities available for sale                             36,298                    28,464
     Proceeds from sales of securities available for sale              6,327                    10,710
     Purchases of investment securities and securities
        available for sale                                           (35,932)                  (33,782)
     Net increase in loans made to customers, excluding
        provision for loan losses and change in
        deferred loan fees                                           (15,620)                  (14,558)
     Acquisition of premises and equipment                              (854)                     (581)
     Proceeds from sale of premises and equipment                         14                        10
     Proceeds from sale of other real estate                              93                       194
-------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                 (9,674)                   (9,543)
-------------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statements of Cash Flows, Continued (Unaudited)

                                                                          Nine Months Ended
                                                                       (Dollars in thousands)
-------------------------------------------------------------------------------------------------------
                                                               September 30,              September 30,
                                                                   1996                       1995
-------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase in demand, NOW and Super NOW,
        savings, money market and time deposits.             $         9,557                    12,606
     Dividends paid                                                   (1,356)                   (1,251)
     Exercise stock options                                               54                         -
     Increase in Other borrowed money                                      -                    (3,150)
-------------------------------------------------------------------------------------------------------

Net cash from financing activities                                     8,255                     8,205
-------------------------------------------------------------------------------------------------------

Net increase  in cash and cash equivalents                             3,013                     2,013

Cash and cash equivalents at beginning of year                        21,177                    11,489
-------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                     $        24,190                    13,502
-------------------------------------------------------------------------------------------------------

Supplemental Disclosure:
     Cash payments for interest                                        8,333                     8,095
     Cash payments for income taxes                                    1,200                       880
     Transfer of assets from loans
        to other real estate                                             190                       358
     Net unrealized loss (gain) on securities
        available for sale                                               968                       (54)
     Tax effect on unrealized loss (gain)
        on securities available for sale                                 498                       (28)
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

    Other Real Estate Owned--Other real estate owned consists of real estate acquired through foreclosure and is stated at the lower of estimated fair value, less estimated disposal costs, or cost. Allowances for declines in value subsequent to acquisition were not necessary at both September 30, 1996 and 1995. While management uses the best information available to make its evaluations, future adjustments to the valuation of other real estate may be necessary if economic conditions differ significantly from the assumption used in making the evaluation.

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

    Recently Issued Accounting Standards--In 1993, the FASB issued Statement of Financial Accounting standards (SFAS) No. 114, Accounting by Creditors for Impairment of Loans. SFAS No. 114 requires certain impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's market price or the fair value of the collateral if the loan is collateral dependent. In October 1994, the FASB issued SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (SFAS No. 118), which amends SFAS No. 114 and requires certain related disclosures. Both SFAS No. 114 and 118 were effective for the Company beginning January 1, 1995 and have been reflected prospectively from that date. The implementation of these statements did not have a material effect on the Company's results of operations or financial condition. As of September 30, 1996, the Company had impaired loans with a total recorded investment of $927,000 and an average recorded investment for the Nine-month period ended September 30, 1996, of $1,144,000. As of September 30, 1996, the amount of recorded investment in impaired loans for which there is a related allowance for credit losses and amount of the allowance is $975,000 and $354,000, respectively. The amount of the recorded investment in impaired loans for which there was no related allowance for credit losses at September 30, 1996 is $0. The aggregate amount of impaired loans are measured under the fair value measurement method. For purposes of applying the measurement criteria for impaired loans under SFAS No. 114, as amended, the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans, as well as commercial, financial, and agricultural loans with balance less the $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes nonaccrual, or earlier if based on management's assessment of the relevant facts and circumstances, it is probable that a creditor will be unable to collect all assets due according to the contractual terms of the loan agreement. The Company's policy for the recognition of interest income on impaired loans is the same as for nonaccrual loans (described previously). Cash receipts on impaired loans are not recognized as income, but are applied to principal. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

    In March 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires that long-lived assets and certain identifiable intangibles to be

    (1) Continued:

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

     In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-based Compensation. This statement encourages the adoption of fair value accounting for stock options issued to employees. Further, in the event that fair value accounting is not adopted, the statement requires proforma disclosure of net income and earnings per share as if fair value accounting had been adopted. SFAS No. 123 is required to be adopted by the Company in 1996. Management expects that it will not adopt fair value accounting for stock options issued to employees and, therefore, does not expect the adoption of this statement to materially effect the Company's results of operations or financial condition. .

     In June 1996, the FASB issued No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This
Statement provides accounting and reporting standards for transfer and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial - components approach that focuses on control. It distinguishes transfer of financial assets that are sales from transfer that are secured borrowings. SFAS No 125 is required to be adopted by the company in 1997. Management does not expect the adoption of this statement to materially effect the Company's results of operation or financial condition.

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

      Trading securities are accounted for at their fair value with the unrealized gains and losses included in current earnings. The Company has not classified any of it's investments as trading during the first Nine months ended September 30, 1996. All other securities not included in trading or held to maturity are classified as available for sale.

     Securities available for sale are accounted for at fair value. Unrealized gains and losses on securities available for sale are accounted for as a separate component of stockholders' equity, net of tax.

        (2) Continued

Securities available for sale at September 30, 1996, December 31, 1995 and September 30, 1995 are summarize as follows:



                                                  September 30,               December 31,              September 30,
                                                      1996                       1995                      1995
                                               Cost     Market Value     Cost     Market Value     Cost     Market Value
                                            ------------------------------------------------------------------------------
U.S. Treasury Securities                  $      2,500          2,498       2,465         2,463       2,507         2,546
Federal agency mortgage based obligations        7,969          7,817      15,246        15,142      20,345        20,095
Other obligations of Federal agencies           52,208         50,896      48,699        48,663      31,455        31,748
Obligations of States and Political
 subdivisions                                      914            914         100           101
Other Securities                                 2,086          2,086       1,959         1,959       1,959         1,959
                                            ------------------------------------------------------------------------------

Securities available for sale:            $     65,677         64,211      68,469        68,328      56,266        56,348
                                            ------------------------------------------------------------------------------

   The adjustment in stockholders' equity for the unrealized loss of the securities available for sale at September 30, 1996, net of tax, was $(968,000). Included in net deferred tax assets is $498,000 for this same unrealized loss.


    Held-to-maturity securities are those securities for which the Company has the ability and interest to hold the security until maturity. These securities are accounted for at amortized cost. Securities at September 30, 1996, December 31, 1995 and September 30, 1995 consist of held-to-maturity securities are summarized as follows:

                                                      September 30,                December 31,                 September 30,
                                                          1996                         1995                          1995
                                                 Cost       Market Value      Cost        Market Value      Cost       Market Value
                                          ------------------------------------------------------------------------------------------
U.S. Treasury Securities                $              -               -             -               -            -               -
Other obligations of Federal agencies             10,677          10,425        17,697          17,540       32,714          33,248
Obligations of State and Political
 subdivisions                                     11,252          11,333         8,126           8,240       11,626          12,006
Corporate Notes                                      200             201           200             203          200             203
Other Securities                                       -               -            10              10           10               9
                                          ------------------------------------------------------------------------------------------

Investment Securities:                  $         22,129          21,959        26,033          25,993       44,550          45,466
                                          ------------------------------------------------------------------------------------------

(3) Restrictions on Cash and Due from Banks--Pioneer is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included September 30, 1996 was $1,592,000 which amount was satisfied through the restriction of vault cash.


    Pioneer is also required to maintain certain balances at correspondent banks based upon activity with the correspondent. At September 30, 1996, the amount of such balances was $48,000.

(4) Stockholders' Equity and Per Share Data-- In the second quarter of 1996 the Company's Board of Directors declared a two for one stock split effected in the form of a stock dividend. The split is effective on July 15, 1996. These financial statements have been adjusted to reflect the stock split.

    At September 30, 1996 there were 25,000,000 shares of common stock at $1 par value authorized with 2,828,912 shares issued and outstanding.

    Through September 30, 1996 the Company has issued and outstanding 182,725 options to purchase shares of the Company, exercisable at between $8.00 to $13.00 per share. Such options were issued with exercise prices equal to the market value of the Company's common shares at the time of the grant. In the first quarter Officers of the Company exercised 10,000, in the second quarter 26,711 and in the third quarter 28,842 of previously issued options.

    The market value of the common shares of the Company at September 30, 1996 was $22.00. The impact of all the options issued and outstanding on the calculation of earnings per share was additional incremental common stock equivalents of 89,718 shares year to date and 91,602 shares for the third quarter.

(5) Employee Benefit Plan--The Bank has an employee stock ownership plan which includes substantially all employees who have at least one year of service. During 1989 and 1990, Pioneer American Bank, N.A. Employee Stock Ownership Plan
(ESOP) obtained lines of credit from another financial institution in the amount of $650,000 of which there was no outstanding balance at September 30, 1996 and 1995, respectively.

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

Financial Review Management's Discussion and Analysis of Financial Condition and Result of Operation

Highlights

    Total Assets were $331,505,000 at September 30, 1996 and $316,211,000 at September 30, 1995 which is an increase of $15,294,000 or 4.8%. Deposits increased by $14,485,000 from $283,324,000 at September 30, 1995 which is a increase of 5.1% at September 30, of 1996. Total loan volume as of September 30, 1995 stood at $191,222,000, increasing by $17,018,000 or 8.9% to $208,240,000 at
September 30, 1996. At September 30, 1996, total assets increased $10,858,000 over December 31, 1995, deposits increased $9,557,000 or 3.3% and loans increased $13,685,000 or 7.0%.

    The average earning assets were $303,748,000 during the Nine months ended September 30, 1996 and $292,464,000 during the Nine months ended September 30, 1995. This is an increase of $11,284,000 or 3.7%.

    Average total assets during the Nine months ended September 30, 1996 were $324,852,000 and $314,431,000 for the Nine months ended September 30, 1995. The return on average total assets was 1.1% for the Nine months ended September 30, 1996 and 1.0% for the same period of 1995. Return on average equity for the first Nine months of 1996 and 1995 were 12.3% and 12.4% respectively. Average equity for both periods was $28,779,000 for the first Nine months of 1996 and $26,521,000 for the first Nine months of 1995.

     Net income per share was $0.91 for the first Nine months of 1996 and $0.85 for the first Nine months of 1995. Earnings per share data is based on share equivalent of 2,918,630 September 30, 1996 and 2,902,276 shares September 30, 1995. Net income increased $199,000 or 8.1% comparing the first Nine months of 1996 to the first Nine months of 1995, and is attributed to the increase in net interest revenue. This increase was offset by a lesser increase in total other operating expense due to an increase in salaries and employee benefits.

Net Interest Revenue

    Net interest income for the first Nine months of 1996 increased $863,000 or 9.3% compared with the same period of 1995. While total interest revenue increased $662,000 or 3.8%, interest paid increased by $201,000 or 2.4% resulting in a net effect of a increase of $863,000 or 9.3% in net interest income. The increase in interest income was the result of a $11,284,000 increase in the total average of interest earning assets. The volume and rate increase in interest income was primarily driven by an increase in lending activity. This increase was offset by a lesser increase in interest bearing deposits. The Company offered special deposit rates to support the opening of seven new branches from December 1994 through November 1995, which resulted in both an increase in volume and rate of interest costing liabilities. This increase in funds was utilized in funding the growth in the loan portfolio.

Provision / Reserve for Possible Loan Losses and Nonperforming Loans


                                         Nine Months Ended September 30,
                                            1996                     1995
                                      ---------------------------------------

Balance at beginning of period      $     2,742,000                2,699,000
Recoveries                                   13,000                   38,000
Less:  Charge Offs                          238,000                  361,000
Provision for Loan Losses                   315,000                  315,000
-----------------------------------------------------------------------------
Balance at end of period            $     2,832,000                2,691,000
-----------------------------------------------------------------------------

    The provision for possible loan losses for the first Nine months of 1996 amounted to $315,000. It was $315,000 for the first Nine months of 1995. Net charge offs for the first Nine months of 1996 totaled $225,000 while net charge offs for the same period of 1995 were $323,000. The ratio of net charge offs during the first Nine months of 1996 to average loans outstanding during the same period was .11% and for the first Nine months of 1995 was .18%.

Financial Review Management's Discussion and Analysis of Financial Condition and Result of Operation, continued


    The reserve for possible loan losses at September 30, 1996 totaled $2,832,000, increasing $141,000, 5.2% from $2,691,000 at September 30, 1995.
These additions have brought the Company ratio of reserve for possible loan losses to total loans outstanding to 1.4% at September 30, 1996, and the same ratio as of September 30, 1995 was 1.4%



    Non-performing loans are listed as follows:

                                        09/30/96                09/30/95
                                     --------------           -------------
Non Accrual                          $    3,244,000           $   2,447,000
Restructured                                554,000               1,069,000
                                     --------------           -------------
                                     $    3,798,000           $   3,516,000

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

    The loan loss reserve as of September 30, 1996 has been deemed adequate by management. This amount is sufficient to cover inherent losses given the moderate past due, nonperforming and classified levels. Determination for loan loss reserve adequacy follows the guidelines in the Comptroller's Banking Circular No.201(revised), including risk loss analysis, specific allocations for problematic credits and provision for class loans, and the requirements of SFAS No. 114

Other Operating Revenue

    Other operating revenue for the first Nine months of 1995 was 1,269,000 decreasing 1.0% to $12,000 reported for the first Nine months of 1996. Included in other income in 1995 was $75,000 from life insurance proceeds due to the death of a bank director and a gain on securities of $181,000. Service charge income on deposit accounts increased in 1996 to offset other income due to an increase in the fees collected for return items and an increase in the number of accounts subject to service charge routines of the Bank.

Other Operating Expenses

    Total other operating expenses were $6,841,000 in the first Nine months of 1995 while other operating expenses were $7,268,000 in the first Nine months of 1996; reflecting an increase of $427,000 or 6.2% for the first Nine months of 1996. The decrease level of insurance premium for FDIC Insurance was offset by an increase in salaries, employee benefits and net occupancy expense of bank premises. The 1996 increase is attributable to normal salary increases and an increase in full time equivalent, which included the additional of staff for four new branches opened from June 1995 through November 1995. Salary and employee benefit increased by 13.2% as well as an increase of 13.0% for net occupancy expense of bank premises.

Income Taxes

    The provision for income taxes for the first Nine months of 1996 was $1,140,000 and $915,000 for the first Nine months of 1995. This reflects the current tax rates and the level of income for both periods. This is the estimated provision for income tax for the period as determined by operations of the corporation.

Financial Review Management's Discussion and Analysis of Financial Condition and Result of Operation, continued


Capital Management and Liquidity and Rate Sensitivity

    The objectives of the Corporation's capital management policy places and emphasis on both current financial positioning and future capital needs based on anticipated growth. These objectives are maintained by management which monitors its liquidity requirements through its asset/liability management program. This program, with other management analysis, enables the bank to meet its cash flow requirements and adapt to the changing needs of the Corporation's customers and the requirements of regulatory agencies. The Corporation's principal source of liquidity has been short-term U.S. Government and U.S. Agency obligations, and various corporate notes. Money market investments and portfolio investments are kept liquid in order to effectively match our current deposit structure. The Corporation is affected by changes in the level of rates of interest. Earnings will be sensitive to interest rate changes to the degree that the average yield on assets responds differently to a change in interest rates than does average cost of funds. Adequate liquidity affords the Corporation flexibility in meeting consumer loan demand and deposit fluctuations.

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


                                   PIONEER AMERICAN HOLDING COMPANY, CORP.

Date:  November  7, 1996                By /s/ Donald A. Hoyle, Jr
                                        -----------------------------------
                                        Donald A. Hoyle, Jr
                                        President & C.E.O.

Date:  November  7, 1996

                                        By /s/ John W. Reuther
                                        -----------------------------------
                                        John W. Reuther
                                        Senior Executive Vice President &
                                        Chief Financial Officer