Form 10-K
period 1996-12-31
PIONEER AMERICAN HOLDING CO CORP
filed 1997-03-25
CIK 760731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1996   Commission file number 0-14506

                     PIONEER AMERICAN HOLDING COMPANY CORP.
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                          23-2319931
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

41 No. Main St., Carbondale, PA                                 18407
----------------------------------------                       --------
(Address of principal executive offices)                       Zip Code

Registrant's telephone number, including area code  (717) 282-2662
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act:

                      Common stock, Par Value $1.00 a Share
                -----------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                            Yes    X          No
                                --------         --------

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1997:

Common stock,  $ 55,929,120 (1)

The number of shares outstanding of the issuer's classes of common stock as of March 1, 1997:

Common stock, $1.00 par value - 2,828,912 shares

DOCUMENTS INCORPORATED BY REFERENCE

Part II: Annual  Report to  Shareholders  for the Year Ended  December 31, 1996,

Part III: 1997 Proxy Statement, Part IV: Annual Report to Shareholders for the Year Ended December 31, 1996.

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant's Common Stock outstanding, reduced by the amount of Common Stock held by executive officers, directors and shareholders owning in excess of 10% of the registrant's Common Stock, multiplied by the closing high bid price for the registrant's Common Stock on March 1, 1997. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.




                                               10-K CROSS REFERENCE
                                                                                                          Page
PART I

      1. Business .........................................................................................3-7
      2. Properties .........................................................................................7
      3  Legal Proceedings...................................................................................7
      4. Submission of Matters to a Vote of Security Holders.................................................7

PART II

      5. Market for the Registrant's Common Equity and Related
               Shareholder Matters.........................................................................2-3
      6. Selected Financial Data.............................................................................8
      7. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................................9-35
      8. Financial Statements and Supplementary Data.....................................................36-64
      9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure...............**

PART III

      10.Directors and Executive Officers of the Registrant ................................................68
      11.Executive Compensation.............................................................................68
      12.Security Ownership of Certain Beneficial Owners and
                  Management................................................................................68
      13.Certain Relationships and Related Transactions.....................................................68

PART IV

      14.Exhibits, Financial Statement Schedules, and Reports  on Form 8-K
                  Financial Statements Filed:
                     Pioneer American Holding Company Corp.
                     Consolidated Balance Sheets, December 31, 1996 and 1995.............................36-37
                     Consolidated Statements of Income, Years ended
                          December 31, 1996, 1995 and 1994..................................................38
                     Consolidated Statements of Changes in Stockholders'
                         Equity, Years ended December 31, 1996, 1995 and 1994...............................39
                     Consolidated Statements of Cash Flows, Years ended
                         December 31, 1996, 1995 and 1994................................................40-41
                  Financial Schedules Filed:
                     All schedules applicable to the Registrant are included in the notes to the Financial Statements.
                     There were no reports filed on Form 8-K during the fourth
                         quarter of 1996.
                  Auditors' Opinion........................................................................65
------------------
 **      Not applicable

THE PIONEER AMERICAN HOLDING COMPANY CORP. AND SUBSIDIARY

Highlights of the Year



=============================================================================================
                                                      1996            1995       % Change
---------------------------------------------------------------------------------------------
FOR THE YEAR
Total operating income                         $ 26,370,000      25,575,000         3.11%
Total operating expense                          21,123,000      20,722,000         1.94%
Income before income taxes                        5,247,000       4,853,000         8.12%
Income tax expense                                1,543,000       1,370,000        12.63%
Net income                                        3,704,000       3,483,000         6.35%
Total cash dividends declared                     1,900,000       1,671,000        13.70%

AT YEAR END
Assets                                          330,213,000     320,647,000         2.98%
Deposits                                        295,946,000     288,252,000         2.67%
Loans, (net)                                    201,298,000     194,555,000         3.47%
Securities available for sale                    76,019,000      68,328,000        11.26%
Investment securities                            20,860,000      26,033,000        19.87%
Stockholders equity                              30,263,000      28,492,000         6.22%

PER SHARE DATA
Net income                                             1.27            1.20
Cash dividends declared                                0.66            0.60
Book value                                            10.36            9.80
Number of shareholders                                1,421           1,347
=============================================================================================

Company Stock Prices and Dividend Information

           This range of sales prices is based upon a very limited number of transactions for which prices are available to the Company from various sources and accordingly may not reflect the actual high and low prices at which the Company's stock traded.

         Quarterly highs and lows presented here have been restated for 1995 & 1994 to reflect the Company's two for one stock split effected in the form of a stock dividend effective July 15, 1996:


==============================================================================
                         1996                  1995                 1994
                    ---------------       ----------------     ---------------
Quarter               High    Low           High     Low        High     Low
------------------------------------------------------------------------------

First                 21.25  20.00          17.75   17.25      13.50   12.00
Second                21.12  20.12          18.50   17.00      14.13   13.50
Third                 22.00  19.50          20.25   18.38      16.00   14.13
Fourth                24.00  21.75          22.00   19.00      19.00   16.00
==============================================================================

         On March 1, 1997 the Holding Company had approximately 1,421 shareholders. The market price of the stock on this date was $ 24.00 per share. Cash dividends per share for 1996, 1995 and 1994 appear in the table below:


=======================================================================
Quarter (1)                          1996             1995        1994
-----------------------------------------------------------------------

First                           $     0.15            0.15        0.14
Second                                0.17            0.15        0.14
Third                                 0.17            0.15        0.15
Fourth                                0.17            0.15        0.15
-----------------------------------------------------------------------

                                $     0.66            0.60        0.58
=======================================================================

(1) Per share data for years 1995 and 1994 restated to reflect the Company's two for one stock split effected in the form of a stock dividend effective July 15, 1996.




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

         The Company's principal activities consist of owning and supervising the Bank, which engages in a full-service wholesale and retail banking business. The Bank employs 180 full-time equivalents. Through the Bank, the Company derives substantially all of its income from the furnishing of banking and banking-related services.

         The Bank

         The Bank was incorporated under federal law as a national bank in 1864. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law.


The Bank engages in a full-service wholesale and retail banking business. Service is provided to the Bank's customers through its main office and nineteen branch offices. Ten of these branch facilities are located within supermarkets. Many of the Bank's locations are improved with drive-in banking facilities and automated teller machines (ATM's) accessed through the "MAC" and "PLUS" systems. In addition to the ATM's located at the branches, there are eighteen ATM's at remote locations. These locations include convenience stores, supermarkets, and corporate centers. The Bank, with its expanding branch network, serves Lackawanna and Luzerne Counties and parts of Wayne, Wyoming, Susquehanna and Monroe counties in northeastern Pennsylvania.

         The Bank's services include accepting time, demand and savings deposits, including interest bearing checking accounts, money market checking accounts, regular savings accounts, fixed rate certificates of deposit and club accounts. Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions either directly or through regional industrial development corporations, making construction and mortgage loans and renting of safe deposit facilities. Additional services include making residential mortgage loans, home equity lines of credit, overdraft lines of credit, small business loans, student loans, etc. The Bank's business loans include seasonal credit collateral loans and term loans.

         The Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including Federal, state and local governments). The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

          The Bank's market area is concentrated in the primary trade areas of the branch locations. These 20 locations are throughout Northeastern Pennsylvania with offices in Lackawanna County (10), Luzerne County (5), Wayne County (2), Monroe County (2), and Wyoming County (1). The unemployment rate for Pennsylvania in the fourth quarter of 1996 was approximately 5.1%. In the counties in which the Company operates the rates were: Lackawanna 7.9% with 8,700 claims, Luzerne 6.5% with 10,500 claims; Wayne 6.3%, with 1,300 claims, Monroe with 7.4% with 3,700 claims, and; Wyoming 7.3% with 1,100 claims. Northeastern Pennsylvania has maintained average vacancy rates with no fear of over capacity in the foreseeable future. The loan portfolio of the Bank is primarily collateralized by commercial and residential real estate located in Northeastern Pennsylvania.

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

         The Federal Deposit Insurance Corporation Improvement Act (FDICIA) directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares (if feasible) and such other standards as the agency deems appropriate. These regulations have not resulted in any material cost to the Company or any significant changes to the Company's operations. FDICIA also contains a variety of other provisions that affected the operations of the Company, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, limitations on credit exposure between banks, restrictions on loans to a bank's insiders, guidelines governing regulatory examinations and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Compliance with these regulations did not impose material costs on the Company.

         The Company is under the jurisdiction of the Securities and Exchange Commission and various state securities commissions for matters relating to the offering and sale of its securities and is subject to the periodic reporting requirements of the Securities and Exchange Commission.

         Interstate Banking - The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), enacted on September 29, 1994, permits bank holding companies to acquire banks in any state beginning in 1995. Beginning in 1997, acquired banks in different states may be merged into a single bank, and thereafter merged banks may establish and acquire additional branches anywhere the acquiree could have branched. States may opt out of interstate branching until June 1, 1997, but if so, their domestic institutions will also be prohibited from branching interstate. States may also enact laws permitting interstate merger transactions and interstate de novo branching prior to June 1, 1997. Limited branch purchases are still subject to state laws.

          Bank management anticipates that the Interstate Banking Act will significantly increase competitive pressures in the Bank's market by permitting entry of additional competitors.

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

         Properties

         The principal executive offices of the Bank and Company are located at 41 N. Main Street, in the City of Carbondale, Lackawanna County, Pennsylvania. This building is owned by the bank and subject to a mortgage held by the former owner. In 1996 the Company also purchased a Building located at 27 North Main Street, Carbondale, Pennsylvania. This property was acquired to provide needed office space for loan operations and administrative services. The Bank also owns properties located at 3 John F. Kennedy Drive, Archbald, Pennsylvania (Archbald Branch Office); Route 6, Carbondale, Pennsylvania (Schoolside Branch Office), 105 W. Main Street, Dalton, Pennsylvania (Dalton Branch Office); Main Avenue, Dickson City, Pennsylvania (Dickson City Branch and remote Drive-In); Route 435, Elmhurst, Pennsylvania (Elmhurst Branch Office); Route 590, Hamlin, Pennsylvania (Hamlin Branch Office); and 500 Lackawanna Avenue, Mayfield, Pennsylvania (Mayfield Branch Office), Route 940, Mount Pocono, Pennsylvania (Mount Pocono Branch Office). The Bank purchased a tract of land on Market Street, Kingston, Pennsylvania for the purpose of constructing a full-service office. This office is expected to be completed in 1998 and will replace the existing Kingston leased office. The Bank owns properties adjacent to the main office utilized as parking lots.

         The Bank also leases facilities for eleven branch offices: four in the Price Chopper Super Markets in Scranton (2), Dunmore and Wilkes-Barre, four in the Mr. Z's supermarkets in Mountaintop, Dallas, Stroudsburg, and Tunkhannock, two in Weis Markets in Clarks Summit and Hazleton, and a free-standing office in Kingston.

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

Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1996 through the date of filing this report with the Securities and Exchange Commission.

Selected Financial Data
(In thousands, except per share data and number of shareholders)

============================================================================================================
                                                                 Years ended December 31
                                               -------------------------------------------------------------
                                                      1996        1995       1994        1993          1992
------------------------------------------------------------------------------------------------------------
Results of Operations
For the Year
Interest income                              $      24,358      23,662     20,626      19,855        20,863
Interest expense                                    10,874      11,227      8,157       7,514         9,048
------------------------------------------------------------------------------------------------------------

Net interest income                                 13,484      12,435     12,469      12,341        11,815

Provision for possible loan losses                     500         420        310         837           850
------------------------------------------------------------------------------------------------------------

Net interest income after provision for
     possible  loan losses                          12,984      12,015     12,159      11,504        10,965

Other operating income                               2,012       1,913      1,319       1,750         1,323
Other operating expense                              9,749       9,075      8,697       8,570         8,465
Income tax expense                                   1,543       1,370      1,333       1,323         1,022
------------------------------------------------------------------------------------------------------------

Income before cumulative effect of change
     in accounting principle                 $       3,704       3,483      3,448       3,361         2,801

Cumulative effect of change in accounting
     principle                                       -           -          -             (75)       -
------------------------------------------------------------------------------------------------------------

Net income                                           3,704       3,483      3,448       3,286         2,801
============================================================================================================

Cash dividends declared                      $       1,900       1,671      1,610       1,374         1,166
============================================================================================================

Per Share (1)
Net income                                   $        1.27        1.20       1.20        1.18          1.02

Book value                                           10.36        9.80       8.71        8.91          8.22

Cash dividends paid                                   0.66        0.60       0.58        0.50          0.43
============================================================================================================

Financial Condition
At End of Year
Assets                                       $     330,213     320,647    302,408     264,663       256,511
Deposits                                           295,946     288,252    270,718     237,556       231,326
Loans, net                                         201,298     194,555    177,173     156,979       162,640
Securities available for sale (2)                   76,019      68,328     50,467      55,208        37,109
Securities held for investment (3)                  20,860      26,033     52,915      25,054        36,744
Stockholders' equity                                30,263      28,492     24,978      24,785        22,627
============================================================================================================
Number of Stockholders                               1,421       1,347      1,334       1,304         1,316
============================================================================================================

(1) Per share data for 1995, 1994, 1993, and 1992 restated to reflect the Company's two for one stock split effected in the form of a stock dividend effective July 15, 1996.

(2) Carried at fair value in 1996, 1995 and 1994 and the lower of cost or market prior to 1994.

(3)  Carried at historical cost, net of unamortized premiums and discounts.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

         The following financial review and analysis is presented on a consolidated basis and is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company (and the Bank) with a primary focus on the analysis of operating results for the years ended December 31, 1996, 1995, and 1994. The information below should be read in conjunction with the Company's consolidated financial statements and accompanying notes thereto, "Selected Financial Data" and other detailed information appearing elsewhere in this report. All share and per share data for 1995 has been restated to reflect the Company's two for one stock split effected in the form of a stock dividend effective July 15, 1996.

Results of Operations
Highlights of Operating Results
1996 vs. 1995

         Net income reached $ 3,704,000 in 1996, $221,000 or 6.3 % higher than in 1995. These earnings represent the highest annual earnings in the Company's history. Earnings per share were $ 1.27 in 1996, compared to $ 1.20 in 1995, an increase of 5.8 %.

         The Company experienced an increase in net interest income driven primarily by an increase in the volume of interest earning assets. The overall change was an increase in net interest income of $ 1,049,000 or 8.4 % from 1995 to 1996. The provision for loan losses was up $ 80,000 year-to-year due to growth within the loan portfolio. Other operating income was up $ 99,000 during 1996 from the prior period due to an increase in total service charges, maintenance fees, and the sale of mortgages. Other operating expenses increased during 1996 versus 1995 due to additional salaries and benefits expense for the newly implemented credit administration department, and other recurring and non-recurring expenses associated with the new branches and continued growth of the Bank.

The table below presents both the amount and percent of increase (decrease) for items relative to net income.

 Table 1
Increase (Decrease) in Components of Net Income


======================================================================================

                                            1996 vs. 1995          1995 vs. 1994
                                         --------------------   ---------------------
                                               Amount      %          Amount      %
-------------------------------------------------------------------------------------

Interest income                        $      696,000      2.9     3,036,000     14.7
Interest expense                             (353,000)    (3.1)    3,070,000     37.6
-------------------------------------------------------------------------------------

Net interest income                         1,049,000      8.4       (34,000)    (0.3)

Provision for loan losses                      80,000     19.0       110,000     35.5
-------------------------------------------------------------------------------------

Net interest income after provision
     for loan losses                          969,000      8.1      (144,000)    (1.2)

Other operating income                         99,000      5.2       594,000     45.0
Other operating expense                       674,000      7.4       378,000      4.3
-------------------------------------------------------------------------------------

Income before income taxes                    394,000      8.1        72,000      1.5

Income tax expense                            173,000     12.6        37,000      2.8
-------------------------------------------------------------------------------------

Net income                             $      221,000      6.3        35,000      1.0
=====================================================================================


1995 vs. 1994

         Net income reached $ 3,483,000 in 1995, $ 35,000 or 1.0 % higher than in 1994. Earnings per share was $1.20 in 1995, compared to $ 1.21 in 1994, a decrease of .82 %.

         Although the Company experienced an increase in net interest income from changes in volume, this increase was offset by the change in interest rates, primarily on the Company's interest bearing liabilities. The Bank's special deposit rate offers to support the opening of new branches resulted in an increase in interest expense. The overall change was a reduction in net interest income of $34,000 or 0.3% from 1994 to 1995. The provision for loan losses was up $110,000 year-to-year due to growth within the loan portfolio. Other operating income was up $594,000 during 1995 from the prior period due to an increase in net securities gains and increases in total service charges on deposit accounts. The increase in net securities gains was attained through the ongoing asset/liability management of the portfolio. Other operating expenses increased during 1995 and 1994 due to additional salaries and benefits expense for staffing the new branches and other recurring and non-recurring expense associated with the new branches and growth of the Bank.

Net Interest Income (Taxable-Equivalent Basis)

         The Company's net interest income, the difference between interest and fees on loans, securities, and other earning assets and interest expense on deposits is a major determinant of the Company's profitability. In the following analyses (Tables 2 and 3) net interest income is analyzed on a tax-equivalent basis, i.e. an adjustment is which the Company realizes by investing in certain tax free municipal securities and by making loans to certain tax-exempt organizations. In this way the ultimate economic impact of earnings from various assets can be more readily compared.

         Net interest income is affected by changes in volume and changes in interest rates. Volume refers to the amount of interest-earning assets, such as loans and investments, and the amount of interest-bearing liabilities, such as savings and time deposits. Demand deposits and equity capital provide a source of funds for lending or investment and enhance the interest margins since no payment of interest expense is required (although equity capital requires no payment of interest expense, shareholders invest in entities such as the Company in anticipation of returns commensurate with the risk assumed with such an investment). Similarly, certain assets, such as bank premises and equipment, other real estate, and non-performing loans do not enhance the interest margin, since they earn no interest income.

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

         The impact of changes in the volume of interest earning assets and interest bearing liabilities and the change in rates for both of these areas resulted in an increase in net interest income on a tax equivalent basis of $999,000 from 1995 to 1996. Tax equivalent net interest income was increased by $40,000 for interest rate changes from 1995 to 1996 versus a reduction of $826,000 from 1994 to 1995. The tax equivalent net interest income from the volume change from 1995 and 1996 was comparable to the volume change for 1994 to 1995. The increase in tax equivalent net interest income from volume changes from 1995 to 1996 was $ 959,000 versus $784,000 from 1994 to 1995.

          The improvement in net interest income in 1996 from 1995 was the result of several factors. The volume of interest earning assets drove the increase in interest income from 1995 to 1996. The increase in volume resulted in an increase in interest income of $1,051,000. The loan portfolio provided $1,646,000 of the increase with 55% of this coming from the volume increase in installment loans. The Bank offered an attractive home equity promotion in early 1996 which represented a majority of the increase. The increase in interest income from the increase in the volume of loans was offset by a decrease of $595,000 in interest income from the volume of securities and Federal funds sold.
         Securities, Federal funds sold and loans all had decreases from 1995 in interest income from rate changes. These decreases are attributable to the fluctuating interest rate environment in which the Bank continued to operate during 1996 as well as the ongoing and increasing competitive pressures in the lending area.

         The growth of interest bearing deposits from the nine branch openings and other promotions over the past several years was offset by a restructuring of the Bank's interest rates on deposits. This restructuring was based upon our expanded presence throughout Northeastern Pennsylvania. Our regional coverage allows for a pricing structure comparable to the Bank's regional competitors, not one based upon any local competitive pressures for any particular branch or branches. The increase of $131,000 in interest expense from an increase in the volume of interest bearing liabilities was offset by a reduction in interest expense of $446,000 through interest rate reductions on interest bearing liabilities. The result of both these changes is a reduction in interest expense of $352,000 from 1995 to 1996.

          The volume increase in interest income was the result of a $ 8,679,000 increase in the total average of interest earning assets from $ 293,109,000 in 1995 to $ 301,788,000 in 1996. The average rate of return on these assets was comparable to the prior year with 1996 at 8.20% and 1995 at 8.22%. The volume increase in interest income was primarily driven by an increase in lending activity. Loans, net of unearned discount were up $18,122,000 from 1995 to 1996. The related interest income was up $ 1,252,000 to $ 18,451,000 in 1996. The return of 9.03% on net loans was a 21 basis point decrease from the return in 1995.

         The Company had an increase in average interest bearing liabilities of $ 4,933,000 from 1995. This was due to an increase of interest bearing deposits to $ 256,763,000 for 1996, a $ 5,582,000 increase over 1995. This increase was primarily in the interest bearing checking, money market and savings areas. Management actively managed the pricing structure of interest bearing liabilities to reduce the impact of local competitive pressures by managing the Bank's portfolio on a regional basis. The result was an increase in low or non-interest bearing liabilities and an overall decrease in the total cost of funds. There was a twenty-two basis point decrease in the cost of interest bearing liabilities in 1996 to 4.21%. The increase in funds was utilized in funding the growth in the loan portfolio and the purchase of investment grade securities.

           Table 3 provides details of the average balances outstanding during each respective year, the amount of interest and the average rates earned or paid. Net interest income is again presented on a taxable-equivalent basis.

           Tables 2 and 3 present securities available for sale in the securities categories.

         Table 4 presents the Company's interest earning assets and interest bearing liabilities as of December 31, 1996 and indicates the relative periods within which these assets and liabilities will reprice. Although Table 4 shows the Company to be liability sensitive within the next year, management believes that factors such as product pricing, interest rate spread relationships, and customer behavior patterns permit the Company to reduce interest rate risk to acceptable levels.

Table 2
Rate/Volume Analysis of Changes in Net Interest Income
Years ended December 31
(Dollars in Thousands)


==================================================================================================================
                                                                    1996/1995                   1995/1994
                                                               Increase (Decrease)         Increase (Decrease)
                                                                due to changes in           due to changes in
                                                             -------------------------  --------------------------
                                                             Volume (1)  Rate   Total   Volume (1)  Rate    Total
------------------------------------------------------------------------------------------------------------------

Interest Income

Securities:
     Taxable                                                    (451)      53    (398)       432     181      613
     Non-taxable (2)                                             (60)     (58)   (118)       (40)    (15)     (55)
------------------------------------------------------------------------------------------------------------------
Total securities                                                (511)      (5)   (516)       392     166      558
------------------------------------------------------------------------------------------------------------------

Federal funds sold                                               (84)      (5)    (89)       118      76      194
------------------------------------------------------------------------------------------------------------------

Loans, net of unearned discount:
     Commercial (2)                                              354     (150)    204        545     427      972
     Mortgage                                                    390      (38)    352        580    (210)     370
     Installment                                                 902     (206)    696        785     150      935
------------------------------------------------------------------------------------------------------------------
Total loans                                                    1,646     (394)  1,252      1,910     367    2,277
------------------------------------------------------------------------------------------------------------------

Total interest income                                          1,051     (404)    647      2,420     609    3,029
------------------------------------------------------------------------------------------------------------------

Interest Expense
Interest bearing deposits:
     NOW, Super NOW and Money Market                             121      (44)     77       (106)     24      (82)
     Savings                                                       9     (219)   (210)       (38)      6      (32)
     Time                                                          1     (183)   (182)     1,696   1,399    3,095
------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Deposits                                  131     (446)   (315)     1,552   1,429    2,981

Short-term borrowings and note payable                           (39)       3     (36)        95        -      95
Fed Funds Purchased                                                0       (1)     (1)       (11)      6       (5)
------------------------------------------------------------------------------------------------------------------

Total interest expense                                            92     (444)   (352)     1,636   1,435    3,071
------------------------------------------------------------------------------------------------------------------

Change in net interest income                              $     959       40     999        784    (826)     (42)
==================================================================================================================

1)   The rate/volume variance is allocated entirely to change in volume.

2) Amounts are presented on a tax-equivalent basis utilizing an effective tax rate of 34% in 1996, 1995 and 1994. The total taxable equivalent adjustments included above are $382,000, $433,000, and $439,000 for 1996, 1995 and 1994, respectively.

Table 3
Average Balance, Net Interest Income Rates
Years ended December 31
(Dollars in Thousands)



----------------------------------------------------------------------------------------------------------------------------
                                               1996                           1995                           1994
                                  ----------------------------- -----------------------------   ----------------------------
                                    Average                        Average                        Average
                                         (2)           Average          (2)           Average          (2)           Average
Assets                              Balance  Interest     Rate     Balance  Interest     Rate      Balance  Interest    Rate
----------------------------------------------------------------------------------------------------------------------------

Interest earning assets:


Securities:
          Taxable                    81,707     5,145        6.30   88,877    5,543        6.24    81,949     4,930     6.02
          Non-taxable (1)            10,890       871        8.00   11,638      989        8.50    12,106     1,044     8.62
----------------------------------------------------------------------------------------------------------------------------
Total securities                     92,597     6,016        6.50  100,515    6,532        6.50    94,055     5,974     6.35
----------------------------------------------------------------------------------------------------------------------------

Federal funds sold                    4,955       274        5.53    6,480      363        5.60     4,368       169     3.87
----------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned discount:
          Commercial (1) (5)         75,520     6,694        8.86   71,521    6,490        9.07    65,519     5,518     8.42
          Mortgage (5)               80,020     6,995        8.74   75,553    6,643        8.79    68,956     6,273     9.10
          Installment (5)            51,490     4,762        9.25   41,742    4,066        9.74    33,682     3,131     9.30
          Allowance for possible
           loan losses               (2,794)       -         -      (2,702)       -        -       (2,775)       -         -
----------------------------------------------------------------------------------------------------------------------------
Net loans                           204,236    18,451        9.03  186,114   17,199        9.24   165,382    14,922     9.02
----------------------------------------------------------------------------------------------------------------------------

Total interest earnings assets      301,788    24,741        8.20  293,109   24,094        8.22   263,805    21,065     7.99

Non-interest earning assets          24,706        -         -      22,278        -          -     19,403        -        -
----------------------------------------------------------------------------------------------------------------------------

Total assets/interest income      $ 326,494    24,741        7.58  315,387   24,094        7.64   283,208    21,065     7.44
============================================================================================================================

Average Balance, Net Interest Income Rates
Years ended December 31
(Dollar in Thousands)

====================================================================================================================================
                                                1996                             1995                              1994
                                ----------------------------------------------------------------------------------------------------
                                  Average                           Average                             Average
                                    (2)                   Average       (2)                  Average      (2)               Average
Liabilities                       Balance     Interest      Rate    Balance    Interest       Rate      Balance   Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities:

Deposits:
     Interest bearing
      checking and
     Money Market                $ 43,331       1,016       2.34     38,173        939        2.46      42,490      1,021      2.40
     Savings                       55,219       1,183       2.14     54,818      1,393        2.54      56,313      1,425      2.53
     Time                         158,213       8,601       5.44    158,190      8,783        5.55     127,643      5,688      4.46
------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing,
  deposits                        256,763      10,800       4.21    251,181     11,115        4.43     226,446      8,134      3.59
------------------------------------------------------------------------------------------------------------------------------------

Short-term borrowings
     and note payable               1,228          74       6.03      1,872        110        5.88         255         15      5.88
Fed Funds Purchased                    15           1       6.67         20          2       10.00         131          7      5.34
------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing
  liability                       258,006      10,875       4.22    253,073     11,227        4.44     226,832      8,156      3.60
------------------------------------------------------------------------------------------------------------------------------------

Non-interest bearing
     deposits and
     other liabilities             39,471         --         --      35,290         --          --      31,188         --        --
------------------------------------------------------------------------------------------------------------------------------------

Total liabilities                 297,477      10,875       3.66    298,363     11,227        3.89     258,020      8,156      3.16
------------------------------------------------------------------------------------------------------------------------------------

Stockholders equity                29,017        --           --     27,024         --          --      25,188         --        --
------------------------------------------------------------------------------------------------------------------------------------

Total liabilities
     and stockholders'
     equity/interest expense     $326,494      10,875       3.33    315,387     11,227        3.56     283,208      8,156      2.88
------------------------------------------------------------------------------------------------------------------------------------

Net interest income                            13,866                           12,867                             12,909
====================================================================================================================================
Net interest spread (3)                                     3.99%                             3.80%                            4.39%
====================================================================================================================================
Net interest yield (4)                                      4.59%                             4.39%                            4.89%
====================================================================================================================================

(1) Interest and average rates are presented on a taxable-equivalent basis utilizing an effective tax rate of 34% in 1996, 1995 and 1994. The total taxable-equivalent adjustments included above are $382,000, $433,000 and $439,000 for 1996, 1995, and 1994, respecitively.

(2) Average balances are computed utilizing daily average balances. Non-accruing loans have been included in average loan balances.

(3) Net interest spread is the arithmetric difference between the rate earned on total interest bearing assets and the rate paid on total interest bearing liabilities.

(4) Net interest yield is computed by dividing net interest income by total interest earning assets.

(5) Total interest income includes fees of $359,0000, $324,000, $470,000 in 1996, 1995, and 1994, respectively.

Table 4
Interest Rate Sensitivity

===========================================================================================================

                            1 to 90     91 to 180    181 to 365     1 to 5       Beyond
                              Days         Days         Days        Years        5 Years        Total
-----------------------------------------------------------------------------------------------------------

Interest Earning Assets

Securities available
for sale                 $  23,082,000    3,502,000    4,964,000   29,143,000    15,328,000     76,019,000

Investment securities    $   1,369,000    2,247,000    2,910,000   10,140,000     4,194,000     20,860,000

Loans (net of unearned
discount and deferred
fees)                    $  49,295,000    7,948,000   24,597,000   60,006,000    62,202,000    204,048,000

Federal funds sold           6,455,000       -            -            -            -            6,455,000
 ----------------------------------------------------------------------------------------------------------
Total                    $  80,201,000   13,697,000   32,471,000   99,289,000    81,724,000    307,382,000
===========================================================================================================

Interest Bearing
Liabilities

Interest bearing DDA,
(MMA, NOW, Super NOW)    $  48,430,000       -           -             -            -           48,430,000

Savings (1)                 10,635,000       -           -            -          42,540,000     53,175,000

Time                        24,146,000   21,529,000   39,407,000   29,042,000       -          114,124,000

Time greater than $100M      9,586,000   14,662,000   11,069,000    7,257,000       -           42,574,000

Note Payable                    -            -            -            -            275,000        275,000
-----------------------------------------------------------------------------------------------------------
Total                    $  92,797,000   36,191,000   50,476,000   36,299,000    42,815,000    258,578,000
===========================================================================================================

Interest rate
sensitivity gap          $(12,596,000) (22,494,000) (18,005,000)   62,990,000    38,909,000     48,804,000

Cumulative interest rate
      sensitivity gap    $(12,596,000) (35,090,000) (53,095,000)    9,895,000    48,804,000            -

Cumulative interest rate
      sensitivity ratio(2)      -3.81%      -10.63%      -16.08%            3%        14.78%           -

===========================================================================================================

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

Table 5
Other Operating Income



================================================================================================================
                                                                                 Years ended December 31
                                                                          --------------------------------------
                                                                             1996         1995         1994
----------------------------------------------------------------------------------------------------------------

Service charges on deposit accounts                                     $   1,168,000      849,000      749,000
Net gains on sales of
    securities available for sale                                              -           457,000       29,000
Net gains on calls of held to maturity securities                              -             8,000      -
Other income                                                                  844,000      599,000      541,000
----------------------------------------------------------------------------------------------------------------

Total other operating income                                            $   2,012,000    1,913,000    1,319,000
================================================================================================================


         Service charge income on deposit accounts increased in 1996 due to an increase in the fees collected for returned items and an increased number of accounts subject to service charge routines of the Bank. During 1996 pricing of service charges and maintenance fees were increased based upon a cost analysis completed by the Bank. This resulted in an increase in service charge income on deposit accounts in 1996.


         Management is constantly monitoring the securities and loan portfolios in response to changes in the various risks that are applicable to these assets and changes in the Company's asset/liability strategy. These changes in risk and strategy call for management to sell both securities and loans from time to time. In 1996, 1995 and 1994 the Company sold newly originated mortgage loans (primarily fixed rate) to the Federal Home Loan Mortgage Corporation. The Company recognized $220,000 on the sale of mortgage loans in 1996, $18,000 in 1995 and a loss of $34,000 in 1994, respectively. Also recognized were gains of $29,000, $31,000 and $21,000 in 1996, 1995, and 1994 respectively, on the sale of PHEAA loans. The proceeds from the sale of mortgage and PHEAA loans were $14,439,000 in 1996, $3,043,000 in 1995 and $6,411,000 in 1994, respectively.
The sale of these loans, contractual or otherwise, was deemed necessary and beneficial based upon ongoing asset/liability management. These sales allowed management to alter the composition of these portfolios to address interest rate, pre-payment and credit risk inherent in the loan portfolio.

         The Company did not recognize any gains or losses on the sale of securities available for sale in 1996. There were gains recognized for the sale of securities available for sale in 1995 of $457,000 and $29,000 in 1994. The proceeds from the sale of securities available for sale were $6,327,000, $29,497,000 and $8,131,000 in 1996, 1995, and 1994 respectively.

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

Table 6
Other Operating Expenses


===============================================================================================================
                                                                                Years ended December 31
                                                                         --------------------------------------
                                                                            1996         1995         1994
---------------------------------------------------------------------------------------------------------------

Salaries and employee benefits                                         $   5,061,000    4,385,000    4,181,000
Net occupancy expense of bank premises                                       857,000      761,000      679,000
Furniture and equipment expenses                                             622,000      565,000      543,000
Data processing expense                                                      241,000      332,000      339,000
FDIC Insurance                                                                 1,000      319,000      537,000
Other expenses                                                             2,967,000    2,713,000    2,418,000
---------------------------------------------------------------------------------------------------------------

Total other operating expenses                                         $   9,749,000    9,075,000    8,697,000
===============================================================================================================



         Salaries and employee benefits, which represent the most significant portion of non-interest expenses, increased by 15.4% and 4.9% in 1996 and 1995, respectively. The 1996 increase was attributed to normal salary increases, the addition of a commercial lender, an administrative assistant to the commercial lenders, a credit administrator and two credit analysts in the loan operations department. The increase was also attributable to an increase in full-time equivalents from the new branches opened in 1996, which include Tunkhannock and Hazleton. Also, 1996 represented the first full year of salary and benefit expense for our Mount Pocono, Stroudsburg, O'Neill and Clarks Summit Offices, which opened in November, December, June and October of 1995, respectively. Salary expense increased 16.6% and employee benefit expense increased 11.5% in 1996. Salary expense increased 10.4% and employee benefit expense decreased 9.7% in 1995 over 1994. The increase in salaries and employee benefits expense of 1995 over 1994 was attributable to a full year of salary and benefit expense for the Dallas, Kingston, and Mountaintop offices which all opened in December of 1994.

         There was no contribution to the Company's ESOP in 1996. The contributions in 1995 decreased $264,000 from 1994 for a total of $5,000. No contribution was made in 1996 and was substantially less in 1995 because the plan had unallocated shares purchased in previous periods negating the need for more funds to purchase additional shares in 1995 and 1996.

         The increase in net occupancy and furniture and equipment expense of $96,000 or 12.6% over 1995 and the increase of $104,000 or 8.5% in 1995 over
1994 reflected the increased costs from the nine new branch facilities opened from 1994 through 1996. The increase was also attributable to inflation adjustments in most of the lease agreements maintained by the Bank.

         Data processing expense decreased $91,000 or 27.4% in 1996. The Bank replaced its computer hardware and software in 1996. The upgrades significantly reduced the supplies and maintenance expense for data processing. This was partially offset by an increase in depreciation expense for additions placed in service over the past several years. The decrease in data processing expense in 1994 was due to a reduction in leasing expense for the teller equipment which was replaced in late 1993 with the purchase of new teller equipment.

         The decreased level of insurance premiums for FDIC Insurance was substantial in 1996 resulting in expense of $1,000 versus $319,000 for 1995. This decrease was due to the bank insurance fund recapitalization refund calculation due on assessments paid for the second and third quarter of 1995 and for the year of 1996.

          Other expenses increased by 9.4 % in 1996 and by 12.2% in 1995. The increase was attributable to various areas due to the growth of the Bank and outsourcing. The largest increases were in stationary, printing and supplies, marketing and courier expense. The growth of the Bank and a significant increase in the cost of paper resulted in an increase in stationary, printing and supplies for 1996 over 1995 of $68,000. The Bank's marketing expense increase $59,000 due to marketing a larger geographical area for the new branch locations. The expense for couriers increased $54,000 due to the Bank's outsourcing of this function to a delivery company necessary to service the banks expanded branch network. Other areas with increases over 1995 were credit reports, up $40,000, automated teller machines and related cardholder services up $39,000 and expenses for the holding company were up $20,000. Offsetting the increase in other expenses were miscellaneous expenses, down $75,000 in 1996 and funding expenses of the Directors Deferred Compensation Plan, down $59,000 in 1996 over 1995. The Company also had an increase in other real estate expenses of $20,000 over 1995 associated with higher administration costs incurred in the foreclosure and continuing maintenance of properties.

Financial Position

         Loan Portfolio

         Total loans, net of unearned discount and deferred loan fees, increased $6,751,000 or 3.4% in 1996 and increased by $17,425,000 or 9.7% in 1995. In
1996 the Bank sold $10,867,000 in mortgage loans and $3,572,000 in PHEAA loans. The increase in loans after consideration of the previously mentioned loan sales were $21,190,000 in 1996 and $20,468,000 in 1995. In 1995 the loans sold were
$1,255,000 and $1,788,000, respectively. There was growth in all three segments of the Company's portfolio: residential real estate, commercial loans and consumer loans. The largest amount of originations were from real estate residential loans, some of which were sold. In January through March of 1996, the Bank held a home equity promotion resulting in $12,000,000 in new loan originations.

         Loan growth over the past few years has increased at a rate greater than deposit growth. This has resulted in an increase in the Bank's loan to deposit ratio. Management decided to better position the mortgage loan portfolio in 1996 by completing an infrequent restructure transaction. The objectives were to reduce the loan to deposit ratio, address interest rate and prepayment risks in the fixed rate sector of the portfolio, as well as improve the liquidity and quality characteristics of the one-year adjustable rate mortgages. The Bank sold $10,867,000 of residential mortgage loans in 1996 consisting of $7,000,000 of fixed rate loans and $3,867,000 of adjustable rate mortgages. As a required term of the sale, the servicing rights for the fixed rate mortgages were sold on a servicing released basis.

The following table summarizes loans held for portfolio by type at December 31 for each of the last five years:

Table 7



=========================================================================================================
                                                               December 31
                                 ------------------------------------------------------------------------
                                      1996          1995           1994          1993          1992
---------------------------------------------------------------------------------------------------------

Commercial, financial &        $     78,510,000    74,746,000     68,803,000    63,450,000    60,297,000
     agricultural
Real estate construction                947,000       625,000      1,482,000     1,594,000     1,005,000
Real estate residential             115,791,000   112,493,000    102,708,000    88,857,000    92,358,000
Consumer                             20,424,000    19,013,000     14,184,000    11,609,000    19,429,000
---------------------------------------------------------------------------------------------------------

Total loans, gross                  215,672,000   206,877,000    187,177,000   165,510,000   173,089,000

Unearned discount and
     deferred loan fees             (11,624,000)   (9,580,000)    (7,305,000)   (5,927,000)   (8,089,000)
---------------------------------------------------------------------------------------------------------

Total loans, net of
     unearned discount
     and deferred loan fees    $    204,048,000   197,297,000    179,872,000   159,583,000   165,000,000
=========================================================================================================

The following table summarizes commercial, financial, agricultural and real estate construction loans at December 31, 1996 by maturity distribution (based on contractual maturities) and by interest rate sensitivity:

Table 8



===================================================================================================================
                                                            One Year     One Through      Over          Total
                                                             or Less     Five Years    Five Years    Gross Loans
-------------------------------------------------------------------------------------------------------------------

Maturity Distribution:

Commercial, financial & agricultural                    $    23,965,000    15,506,000    39,039,000     78,510,000
Real estate construction                                        947,000       -             -              947,000
-------------------------------------------------------------------------------------------------------------------

Total                                                   $    24,912,000    15,506,000    39,039,000     79,457,000
===================================================================================================================

Interest Rate Sensitivity:

Loans with predetermined rates                                7,796,000    13,800,000    31,109,000     52,705,000
Loans with variable rates                                    17,116,000     1,706,000     7,930,000     26,752,000
-------------------------------------------------------------------------------------------------------------------

Total                                                   $    24,912,000    15,506,000    39,039,000     79,457,000
==================================================================================================================


         Variable interest rate loans and shorter maturities provide for interest rate changes from time to time based upon changes in the Company's base lending rate or some other barometer of market interest rates. By matching the interest rate sensitivity of variable rate loans against the interest rate sensitivity of liabilities, management attempts to reduce the Company's vulnerability to future interest rate fluctuations. As in previous years, management continues to seek commercial and residential mortgage loans with variable interest rates. In 1996, the Company originated $19,261,000 in residential mortgage and home equity loans of which $10,768,000 were variable rate loans. The Company originated $11,200,000 in 1995 of which $7,100,000 were variable rate loans. In addition, the Bank has the ability to sell fixed and adjustable rate residential mortgages and student loans it does originate into secondary markets to reduce its exposure to future interest rate increases. Sales of mortgage and student loans were $14,439,000 for 1996 and $3,043,000 for 1995.

Risk Elements of Loan Portfolio

         The following table shows various non-performing categories as of December 31 for each of the last five years:

Table 9


===============================================================================================================
                                                       1996        1995        1994       1993        1992
---------------------------------------------------------------------------------------------------------------

Non-accrual loans                                 $   4,404,000   2,161,000  2,315,000   3,613,000   4,414,000

Restructured loans                                      643,000     837,000  1,077,000     496,000     380,000
---------------------------------------------------------------------------------------------------------------

                                                  $   5,047,000   2,998,000  3,392,000   4,109,000   4,794,000
===============================================================================================================

Prior to 1994, other loans past due ninety or more days as to interest or principal were disclosed separately from non-accrual loans. These loans have now been added to non-accrual loans for disclosure purposes as loans ninety or more days past due by definition are non-accruing due to interest being fully reserved for accordance with the Bank's lending policies.


         The Company generally places a loan on a non-accrual status when, in the opinion of management, the borrower does not have the ability to meet the original terms of the loan. The Company also reserves the accrued interest on all loans over ninety days past due unless the Bank considers the loan to be well secured and in the process of collection. During 1996 the Bank performed an in depth analysis of the organizational structure of the lending department. The results of this analysis were the initiation of several improvements in this area. These improvements include an additional commercial loan officer, the institution of a separate and distinct credit administration department, improvements in the loan review process and the establishment of an internal loan committee.

         An outcome of all these and other actions was an improvement in the recognition of problem credits and the subsequent actions to remedy these situations. The Bank experienced a $2,049,000 increase in non-performing loans in 1996 over 1995. Non-accrual loans increased $2,243,000 to $4,404,000. The $2,243,000 increase primarily consists of thirteen (13) borrowers representing $1,921,000 of the increase. There are specific loan loss reserves of $235,000 allocated to the thirteen loans representing the $1,921,000. The remainder of the balance is fully collateralized.

         There was no interest income recognized on non-accruing loans in 1996, 1995 and 1994. If the non-accruing loans had been current in accordance with their original terms and had been outstanding throughout the period, interest income would have been increased by $160,000, $111,000 and $109,000 in 1996, 1995, and 1994, respectively.

         The amount of interest on restructured loans which was recorded in income was $54,000 in 1996, $73,000 in 1995, and $37,000 in 1994. If the
restructured loans had been current in accordance with their original terms and had been outstanding throughout the period, interest income would have been increased by $48 ,000, 12,000, and $8,000 in 1996, 1995, and 1994, respectively.

         Statement of Financial Accounting Standard (SFAS) No. 114, "Accounting By Creditors for Impairment of Loans," requires certain impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (SFAS No. 118), amends SFAS No. 114 and requires certain related disclosures.

         Both SFAS No. 114 and 118 were effective for the Company beginning January 1, 1995 and have been reflected prospectively from that date. The implementation of these statements did not have a material effect on the Company's results of operations, financial condition, or stockholders' equity. As of December 31, 1996, the Company had impaired loans with a total recorded investment of $1,603,000 and $1,722,000 on December 31,1995. The average recorded investment for the twelve month period ended December 31, 1996 was $1,145,000 and $1,528,000 on December 31, 1995. As of December 31, 1996, the
amount of recorded investment in impaired loans for which there is a related allowance for credit losses and amount of the allowance is $819,000 and $350,000 respectively and $288,000 and $95,000 for the prior year. The amount of the recorded investment in impaired loans for which there was no related allowance for credit losses at December 31, 1996 was $784,000 and $1,434,000 on December 31,1995. For purposes of applying the measurement criteria for impaired loans under SFAS No. 114, as amended, the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans, as well as commercial, financial , and agricultural loans with balances less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan is transferred to nonaccrual status, or earlier if based on management's assessment of the relevant facts and circumstances, it is probable that the Bank will be unable to collect all proceeds due according to the contractual terms of the loan agreement. The Company's policy for the recognition of interest income on impaired loans is the same as for nonaccrual loans discussed previously. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

         Substantially all of the Bank's loans are secured by residential and/or commercial real estate in the area of northeastern Pennsylvania. Accordingly, the Bank's primary concentration of credit risk is related to the real estate market in the northeastern Pennsylvania area and the ultimate collectibility of this portion of the Bank's loan portfolio is susceptible to changes in economic conditions in that area. As of December 31, 1996 and 1995, there were no other concentrations of loans exceeding 10% of total loans. Loan concentrations are considered to exist when there are amounts loaned to related borrowers or to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic conditions.

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

         The provision for loan losses was $500,000 in 1996, $420,000 in 1995, and $310,000 in 1994. The current year provision has enabled the allowance for loan losses to increase by .3% to $2,750,000 as of December 31, 1996, while there was a 3.4% increase in total loans, net of unearned discount and unearned loan fees. The increase in the loan portfolio is attributable to residential real estate loans including home equity loans and commercial loans. Based on the nature of the collateral supporting residential real estate loans, it is not anticipated that any potential future problems with these credits would have a significant impact on the allowance for loan losses. The increased amount of loan loss provision for 1995 over 1994 was primarily to address the additional specifically allocated reserves for the increase in non-accrual loans and for the increased level of charge-offs. In an effort to address any risks presented by the continued growth of the loan portfolio and the increased level of net loans charged off, Management increased the loan loss provision $110,000 in 1995 over 1994.

The following table presents an analysis of the allowance for possible loan losses for each of the last five years:

Table 10
Analysis of the Allowance for Possible Loan Losses

===============================================================================================================
                                                                 Years ended December 31
---------------------------------------------------------------------------------------------------------------
                                             1996          1995           1994            1993         1992
---------------------------------------------------------------------------------------------------------------

Balance at beginning of period         $    2,742,000     2,699,000       2,604,000     2,360,000    1,882,000

Loans charged off :
   Commercial, financial &
       agricultural                          (258,000)     (231,000)        (66,000)     (441,000)    (128,000)
Real estate residential                      (196,000)      (85,000)       (179,000)     (123,000)     (90,000)
Consumer                                      (64,000)     (124,000)        (69,000)     (108,000)    (243,000)

---------------------------------------------------------------------------------------------------------------
Total loans charged off                      (518,000)     (440,000)       (314,000)     (672,000)    (461,000)
---------------------------------------------------------------------------------------------------------------

Recoveries on charged off loans:
     Commercial, financial &
        agricultural                           12,000        49,000          70,000        33,000       52,000
     Real estate residential                        -             -               -        19,000       16,000
     Consumer                                  14,000        14,000          29,000        27,000       21,000

---------------------------------------------------------------------------------------------------------------
Total recoveries                               26,000        63,000          99,000        79,000       89,000
---------------------------------------------------------------------------------------------------------------

Net loans charged off                        (492,000)     (377,000)       (215,000)     (593,000)    (372,000)

Provision for loan losses                     500,000       420,000         310,000       837,000      850,000
---------------------------------------------------------------------------------------------------------------

Balance at end of period                    2,750,000     2,742,000       2,699,000     2,604,000    2,360,000
===============================================================================================================

Net charge-offs during the period
as a percentage of average loans
outstanding during the period                    0.24%         0.20%           0.13%         0.36%        0.24%

Allowance for possible loan losses
as a percentage of loans net of
unearned discount and loan fees at
end of period                                    1.35%         1.39%           1.50%         1.63%        1.43%
===============================================================================================================

         The following table presents an allocation of the allowance for possible loan losses by major category and percentage of loans in each category to total loans for each of the last five years. It should be noted that allocations are no more than estimates and are subject to revision as conditions change.

Table 11
Allocation of Allowance for Possible Loan Losses


==========================================================================================================================
                     1996                 1995                 1994                  1993               1992
                  --------------------------------------------------------------------------------------------------------
                                 % of                 % of                % of                % of                 % of
                               loans to             loans to            loans to             loans to             loans to
                                total                 total               total               total                total
                    Amount      loans     Amount      loans    Amount     loans      Amount   loans    Amount      loans
--------------------------------------------------------------------------------------------------------------------------

Commercial,
financial
& agricultural     $  958,000     36.4     258,000     36.1    531,000    36.8      431,000      38.3     390,000    34.8
Real estate
construction                -      0.4           -      0.3                0.8                    1.0                 0.6
Real estate
 residential          153,000     53.7     135,000     54.4    376,000    54.9      448,000      53.7     406,000    53.4
Consumer              182,000      9.5     106,000      9.2    166,000     7.5      685,000       7.0     621,000    11.2
Unallocated         1,457,000       -    2,234,000       -    1,626,00       -    1,040,000         -     943,000       -
--------------------------------------------------------------------------------------------------------------------------

                   $2,750,000      100   2,742,000      100  2,699,000     100    2,604,000       100   2,360,000     100
==========================================================================================================================


         Allocations for commercial, financial and agricultural loans are determined by reviewing certain significant, non-performing, delinquent or otherwise unusual loans and charge-offs and by analyzing historical loss experience and delinquent trends. Losses on residential real estate loans and consumer loans are reasonably predictable based on historical loss experience, delinquency trends and current economic conditions. The unallocated portion of the allowance for possible loan losses is established by management at a level considered prudent to absorb certain inherent risks in the loan portfolio based on such information as is currently available. In 1996, 1995, and 1994, these same factors were used in setting specific allocations for commercial, financial and agricultural loans, and residential mortgages. Shifts in specific allocations for 1995 resulted from continuing refinement of loan officer risk ratings and reductions in delinquency percentages. This process was further enhanced in 1996. In 1993 and 1992, Management concluded that an increase in the specifically allocated portion of the allowance at December 31, 1993 and 1992 for residential mortgages and consumer loans was warranted due to increasing delinquencies in these portfolios. These delinquency trends tempered in 1994 and 1995 resulting in the reduction of allocated reserves to consumer and real estate residential loans and an increase in unallocated reserves.

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

Table 12
Securities Portfolio and Yield by Maturity

====================================================================================================================
                                                                    December 31, 1996
                                      ------------------------------------------------------------------------------
                                                       After One     After Five
                                         One Year       Through       Through       After Ten
                                         or Less      Five Years     Ten Years        Years            Total
--------------------------------------------------------------------------------------------------------------------
Securities Available for Sale
--------------------------------------------------------------------------------------------------------------------
U.S. Treasuries & Other
      U.S. Government agencies:
          Fair value              $       26,703,000    30,426,000      5,958,000     6,091,000          69,178,000

          Yield                                 6.17          6.76           7.15          6.74                6.56
--------------------------------------------------------------------------------------------------------------------
State & Municipal agencies:
          Fair Value              $                -       423,000      3,933,000       399,000           4,755,000

          Yield (1)                                -          8.33           8.38          8.36                8.49
--------------------------------------------------------------------------------------------------------------------
Other securities:
          Fair value                               -              -             -     2,086,000           2,086,000

          Yield                                    -              -             -          6.30                6.30
--------------------------------------------------------------------------------------------------------------------

Total Fair Value                    $     26,703,000    30,849,000      9,891,000     8,576,000          76,019,000
====================================================================================================================

Weighted average yield (2)                      6.17          6.78           7.64          6.71                6.67
====================================================================================================================

Investment Securities
====================================================================================================================

U. S. Treasuries & other
      U.S. government agencies:
          Carrying Value            $      5,670,000     3,000,000      1,000,000             -           9,670,000

           Yield                                5.86          6.47           7.62                              6.22
--------------------------------------------------------------------------------------------------------------------
States & Municipal
      securities:
          Carrying value                     856,000     7,140,000      3,144,000        50,000          11,190,000

          Yield (1)                             9.67          8.48           8.49         12.12                8.59
--------------------------------------------------------------------------------------------------------------------
Other securities:
          Carrying value                           -              -             -              -                -

          Yield                                    -              -             -              -                -
--------------------------------------------------------------------------------------------------------------------

Total carrying value                $      6,526,000    10,140,000      4,144,000        50,000          20,860,000
====================================================================================================================

Weighted average yield                          7.63          7.88           8.28         12.12                7.49
====================================================================================================================

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

         The following table sets forth the composition and carrying value of the Company's securities portfolio, analyzed by securities available for sale and investment securities, as of the dates indicated:

Table 13
Securities Portfolio

Securities available for sale

================================================================================================
                                                                December 31
                                                   1996             1995             1994
------------------------------------------------------------------------------------------------

U.S. Treasureies & Other
    U.S. Government Agencies                 $     69,178,000      66,268,000        48,743,000

    State and Municipal                             4,755,000         101,000         -

    Other                                           2,086,000       1,959,000         1,724,000
------------------------------------------------------------------------------------------------

Total                                        $     76,019,000      68,328,000        50,467,000
================================================================================================


Investment Securities
================================================================================================

U.S. Treasuries & Other
    U.S. Government Agencies                 $      9,669,000      17,697,000        40,182,000

    State & Municipal                              11,191,000       8,126,000        12,424,000

    Other                                            -                210,000           309,000
------------------------------------------------------------------------------------------------

Total                                        $     20,860,000      26,033,000        52,915,000
================================================================================================

         Approximately $8 million, or 8% of the total investment portfolio, is invested in U.S. Agency Mortgage-Backed pools and U.S. Agency issued Collateralized Mortgage Obligations (CMOs). This is split equally between fixed rate and adjustable rate issues. Due to the nature of the mortgage collateral behind these issues, the average lives of these holdings will tend to lengthen when interest rates rise and shorten when interest rates fall. To help mitigate this risk, management primarily focuses on instruments that have some degree of extension and call protection, particularly in the fixed rate holdings. All of the fixed rate holdings are, for example, planned amortization class CMO's, which provide a higher degree of certainty with respect to cashflows. In addition, management regularly reviews the performance of all Mortgage-Backed holdings as well as the portfolio as a whole. This includes the projection of principal cashflows under a current rate environment as well as given a parallel move in the yield curve up or down 200 basis points.

         There has been a consistent trend of increasing the balance of securities available for sale and reducing the securities held to maturity. This trend is based on managements intention to provide flexibility within the securities portfolio to adapt to the changing risk environment. Also, the Bank increased its investment in state and municipal securities. The tax equivalent interest rate available in 1996 have made these securities an attractive investment.

Deposits

         One of the primary components of sound growth and profitability is deposit accumulation and retention. Total deposits at December 31, 1996 increased by 2.7% over total deposits at December 31, 1995, which had a 6.5% increase over total deposits at December 31, 1994. Table 14 below summarizes deposits by type. Table 15 presents maturity information for all time deposits and Table 16 presents maturity information for time deposits of $100,000 or greater.

Table 14
Deposits by Major Classification

=============================================================================================================
                                                                        December 31
                                                -------------------------------------------------------------
                                                         1996                1995               1994
-------------------------------------------------------------------------------------------------------------
Demand non-interest bearing                   $             37,643,000        32,915,000          29,157,000
Demand interest bearing                                     23,410,000        15,392,000          16,526,000
Savings                                                     53,175,000        54,062,000          55,333,000
Money Market                                                25,020,000        22,510,000          24,824,000
Time                                                       156,698,000       163,373,000         144,878,000
-------------------------------------------------------------------------------------------------------------

Total                                         $            295,946,000       288,252,000         270,718,000
-------------------------------------------------------------------------------------------------------------

Table 15
Remaining Maturities of Time Deposits

============================================================================================================
                                                                        December 31
                                                ------------------------------------------------------------
                                                       1996                1995                1994
------------------------------------------------------------------------------------------------------------

Three months or less                          $         33,732,000           29,828,000          22,149,000
Over three through six months                           36,191,000           39,355,000          31,056,000
Over six through twelve months                          50,476,000           59,366,000          49,571,000
Over twelve months                                      36,299,000           34,824,000          42,102,000
------------------------------------------------------------------------------------------------------------

Total                                         $        156,698,000          163,373,000         144,878,000
============================================================================================================

Table 16
Remaining Maturities of Time Deposits
of $100,000 or Greater

=================================================================================================================
                                                                          December 31
                                                -----------------------------------------------------------------
                                                        1996                 1995                  1994
-----------------------------------------------------------------------------------------------------------------

Three months or less                          $            9,586,000             8,407,000             6,110,000
Over three through six months                             14,662,000             8,210,000             7,245,000
Over six through twelve months                            11,069,000            11,427,000             9,070,000
Over twelve months                                         7,257,000             6,233,000             6,617,000
-----------------------------------------------------------------------------------------------------------------

Total                                         $           42,574,000            34,277,000            29,042,000
=================================================================================================================

         Because of the Bank's continued transition to a regional financial institution in Northeastern , Pennsylvania, management altered the Bank's pricing strategy on interest bearing liabilities. Management actively managed the pricing structure of interest bearing liabilities to reduce the impact of local competitive pressures by managing the portfolio on a regional basis. The result of this strategy was a decrease in the time deposits of $6,675,000. This had a positive impact on the Bank's interest margin by lowering the cost of funds. Offsetting the decrease in time deposits was an increase in low and non-interest bearing deposits (demand non-interest bearing, demand interest bearing, and money market) which increased $15,256,000. The result was an increase in total deposits of $7,694,000 with an accompanying decrease in the Bank's cost of funds. The new branches opened in the past several years and success by the marketing and business development department in several large bid processes is the reason for the increase.

           Federal Fund rates, which are a driving factor in the pricing of liabilities, increased in 1994 and the beginning of 1995 then stabilized until there were two rate reductions in the last two quarters of 1995. The instability in interest rates led to a trend from long-term instruments to intermediate and short-term instruments reflecting the consumers' unwillingness to commit their funds for extended periods of time. Although interest rates stabilized in 1996, this shift to short and immediate term instruments continued. As the interest rates offered on time deposits continued to rise, consumers made a renewed commitment to time deposits throughout 1994, and with special rates offered in 1995 for new branch promotions, this trend continued throughout 1995.

Taxation

         Income tax expense was $1,543,000, $1,370,000, and $1,333,000 for 1996,
1995, and 1994, respectively. The Company's effective tax rate for these periods was 29.4%, 28.2%, and 27.9%, respectively. The increase in the Company's tax expense is primarily due to the increasing level of income before income taxes offset by proportionately smaller benefits from a relatively constant level of tax-exempt obligations as a result of the Tax Reform Act of 1986.


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

         Among the sources of asset liquidity are cash and due from banks, Federal Funds sold, securities available for sale, mortgage loans available for sale, and funds received from the repayment of loans and the maturing of investments. The total carrying value of cash and due from banks, Federal Funds sold, securities available for sale, and investment securities with maturities of less than one year was $103,573,000 at December 31, 1996. In addition to these sources of liquidity and loan repayments, the Company has the ability to secure borrowings collateralized by the securities portfolio. Through the use of these and other sources, management believes the Company has adequate liquidity in both the short-term and the long-term to carry out the Company's growth and profitability strategies. The Company's ability to pay dividends depends primarily on the ability of the Bank to pay dividends to the Company. Note 13 of the consolidated financial statements provides information as to the limitations on dividend and other funds transfers from the Company's subsidiary. Such limitations are not expected to adversely impact the ability of the Company to meet its future dividend and other cash obligations.


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

Impact of Other Recently Issued Accounting Standards

           In March 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and that any related impairment be based on the fair value of the asset. This statement also requires that long-lived assets to be disposed of be carried at the lower of cost or fair value less estimated disposal costs. This statement was effective January 1,1996, the adoption of this statement did not materially affect the Company's results of operations, financial condition, or stockholders' equity.

          In May 1995, the FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights. This statement will prospectively require the Company, which services mortgage loans for others in return for a fee, to recognize these servicing assets, regardless of how they were acquired. Additionally, the Company will be required to assess the fair value of these assets at each reporting date to determine impairment. SFAS No. 122 adopted by the Company in 1996. The adoption of this statement did not materially affect the Company's results of operations, financial condition, or stockholders' equity due to the volume of loans sold with servicing retained.

         In October 1995, the FASB issued SFAS No. 123 Accounting for Stock-based Compensation. This statement encourages the adoption of fair value accounting for stock-based compensation issued to employees. Further, in the event that fair value accounting is not adopted, the statement requires proforma disclosure of net income and earnings per share as if fair value accounting had been adopted. SFAS No. 123 was required to be adopted by the Company in 1996. Management has not adopted fair value accounting for stock-based compensation issued to employees and, therefore, the adoption of this statement did not materially affect the Company's results of operations, financial condition, or stockholders' equity.

         In June 1996, the FASB issued No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement provides accounting and reporting standards for transfer and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial - components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is required to be adopted by the company in 1997, except for certain sections of SFAS No. 125 which are deferred in accordance with SFAS No. 127. Management does not expect the adoption of SFAS No. 125 to materially effect the Company's results of operation, financial condition, or stockholders' equity.


Capital Adequacy

         A strong capital position is important to the continued profitability of the Company and promotes depositor and investor confidence. The Company's capital consists of stockholders' equity, which provides a basis for future growth and expansion and also provides a buffer against unexpected losses. Undivided profits increased 12.1% between 1995 and 1996 and 14.2% between 1994 and 1995. The Company has paid cash dividends without interruption since 1942 and it is management's intention to continue paying a reasonable return on stockholders' investment while retaining adequate earnings to allow for continued growth.

          The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8 % at December 31, 1996, of which 4% must be Tier I capital. The Company's total risk-based capital ratio was 16.5% at December 31, 1996 and 16.8% at December 31, 1995. The Company's Tier I risk-based capital ratio was 15.3% at December 31, 1996 and 15.6% at December 31, 1995.


          In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain criteria, including the maintenance of the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. The Company's leverage ratio was 9.0% at December 31, 1996 and
8.8 % at December 31, 1995.

         At December 31, 1996, the Bank's total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as defined by the Federal Deposit Insurance Corporation Improvement Act (FDICIA) were 16.3%, 15.0%, and 8.9%, respectively.

          Certain other ratios that are commonly used in analyzing bank holding company and bank financial statements are presented in the following table:

Table 17
Return on Equity and Assets

--------------------------------------------------------------------------------------------------------
                                                                          Years ended December 31
                                                                    ------------------------------------
                                                                       1996       1995         1994
--------------------------------------------------------------------------------------------------------

Return on assets (net income divided by average total assets)          1.13%       1.10%        1.22%

Return on equity (net income divided by average equity)               12.76%      12.89%       13.69%

Dividend payout ratio (cash dividends declared divided
by net income)                                                        51.30%      47.98%       46.7 %

Equity to asset ratio (average equity divided by average
total assets)                                                          8.9 %       8.6 %        8.9 %
--------------------------------------------------------------------------------------------------------

Quarterly Financial Data (unaudited)
In Thousands, Except Per Share Amount

==============================================================================================================
                                                                First      Second        Third      Fourth
                                                               Quarter     Quarter      Quarter     Quarter
--------------------------------------------------------------------------------------------------------------

1996
Net Interest Income                                        $       3,181        3,479       3,468       3,356
Provision for Possible Loan Losses                                   120          115          80         185
Other Operating Income                                               379          423         455         755
Other Operating Expense                                            2,300        2,476       2,492       2,481
Net Income                                                           813          901         948       1,042
==============================================================================================================

Net Income Per
     Common Share Equivalent (1)                           $        0.28         0.31        0.32        0.36
==============================================================================================================

1995
Net Interest Income                                        $       3,118        3,085       3,062       3,170
Provision for Possible Loan Losses                                   120           90         105         105
Other Operating Income                                               395          525         349         644
Other Operating Expense                                            2,316        2,428       2,097       2,234
Net Income                                                           807          782         874       1,020
==============================================================================================================

Net Income Per
     Common Share Equivalent (1)                           $        0.28         0.27        0.30        0.35
==============================================================================================================

(1) Per share data restated to reflect the Company's two for one stock split effected in the form of a stock dividend effective July 15, 1996.

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Balance Sheets
December 31, 1996 and 1995



========================================================================================================

Assets                                                                       1996            1995
--------------------------------------------------------------------------------------------------------

Cash and due from banks                                              $       14,573,000      12,677,000
Federal funds sold                                                            6,455,000       8,500,000
Securities available for sale (approximate cost of
     $76,292,000 in 1996 and $68,469,000 in 1995)
          U.S. Treasury securities                                            2,504,000       2,463,000
          Federal agency mortgage based obligations                           7,822,000      15,142,000
          Other obligations of Federal agencies                              58,852,000      48,663,000
          Obligations of state & political subdivision                        4,755,000         101,000
          Other securities                                                    2,086,000       1,959,000
--------------------------------------------------------------------------------------------------------
Total securities available for sale                                          76,019,000      68,328,000
--------------------------------------------------------------------------------------------------------


Investment securities (approximate market value of
      $ 20,960,000 in 1996 and  $25,993,000 in 1995)
        Other obligations of Federal agencies                                 9,669,000      17,697,000
        Obligations of states and political subdivisions                     11,191,000       8,126,000
        Corporate notes                                                       -                 200,000
        Other securities                                                      -                  10,000
--------------------------------------------------------------------------------------------------------
Total investment securities                                                  20,860,000      26,033,000
--------------------------------------------------------------------------------------------------------

Loans, net of unearned discount and deferred loan fees                      204,048,000     197,297,000
Allowance for possible loan losses                                           (2,750,000)     (2,742,000)
--------------------------------------------------------------------------------------------------------
Net loans                                                                   201,298,000     194,555,000
--------------------------------------------------------------------------------------------------------

Accrued interest receivable                                                   2,592,000       2,633,000
Premises and equipment, net                                                   5,076,000       4,783,000
Other real estate owned                                                         776,000         932,000
Other assets                                                                  1,896,000       1,499,000
Cost in excess of fair value of net assets acquired
     (net of accumulated amortization of $875,000 in 1996
     and $836,000 in 1995)                                                      668,000         707,000
--------------------------------------------------------------------------------------------------------

Total assets                                                         $      330,213,000     320,647,000
========================================================================================================

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Balance Sheets, (Continued)
December 31, 1996 and 1995

=================================================================================================================

Liabilities and Stockholders' Equity                                             1996               1995
-----------------------------------------------------------------------------------------------------------------

Deposits:
     Demand - noninterest bearing                                        $        37,643,000          32,915,000
     NOW and Super NOW                                                            23,410,000          15,392,000
     Savings                                                                      53,175,000          54,062,000
     Money Market                                                                 25,020,000          22,510,000
     Time                                                                        156,698,000         163,373,000
-----------------------------------------------------------------------------------------------------------------

Total deposits                                                                   295,946,000         288,252,000
-----------------------------------------------------------------------------------------------------------------

Accrued interest payable                                                           2,201,000           2,102,000
Dividends payable                                                                    481,000             418,000
Note payable                                                                         275,000             275,000
Other liabilities                                                                  1,047,000           1,108,000
-----------------------------------------------------------------------------------------------------------------

Total liabilities                                                                299,950,000         292,155,000
-----------------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Common stock, $1 par value per share,
        25,000,000 shares authorized;
        2,828,912 shares in 1996; 2,786,350
        in 1995 issued and outstanding                                             2,829,000           2,786,000
     Additional paid-in capital                                                   11,233,000          11,181,000
     Undivided profits                                                            16,381,000          14,618,000
     Net unrealized loss on securities available for sale                           (180,000)            (93,000)
-----------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                        30,263,000          28,492,000
-----------------------------------------------------------------------------------------------------------------


Total liabilities and stockholders' equity                               $       330,213,000         320,647,000
================================================================================================================

See accompanying notes to consolidated financial statements.

PIONEER AMERICAN HOLDING COMPANY CORP
Consolidated Statements Of Income
Years ended December 31, 1996, 1995 and 1994


=======================================================================================================================
                                                                         1996             1995              1994
-----------------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                  $       18,345,000        17,087,000       14,823,000
     Interest on Federal funds sold                                         274,000           363,000          169,000
     Interest on investments:
                  Taxable                                                 5,144,000         5,543,000        4,930,000
                  Non-taxable                                               595,000           669,000          704,000
-----------------------------------------------------------------------------------------------------------------------

Total interest income                                                    24,358,000        23,662,000       20,626,000
-----------------------------------------------------------------------------------------------------------------------
Interest expense:
     Interest on Federal funds purchased                                      1,000             2,000            7,000
     Interest on short term borrowing                                        56,000            93,000           15,000
     Interest on deposits                                                10,799,000        11,115,000        8,135,000
     Interest on notes payable                                               18,000            17,000           -
-----------------------------------------------------------------------------------------------------------------------

Total interest expense                                                   10,874,000        11,227,000        8,157,000
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                                      13,484,000        12,435,000       12,469,000

Provision for possible loan losses                                          500,000           420,000          310,000
-----------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                      12,984,000        12,015,000       12,159,000
-----------------------------------------------------------------------------------------------------------------------
Other operating income:
     Service charges on deposit accounts                                  1,168,000           849,000          749,000
     Gains on  calls of securities held to maturity                               -             8,000                -
     Gains on sales of securities available for sale                              -           483,000          185,000
     Losses on sales of securities available for sale                             -           (26,000)        (156,000)
     Other income                                                           844,000           599,000          541,000
-----------------------------------------------------------------------------------------------------------------------

Total other operating income                                              2,012,000         1,913,000        1,319,000
-----------------------------------------------------------------------------------------------------------------------
Other operating expenses:
     Salaries and employee benefits                                       5,061,000         4,385,000        4,181,000
     Net occupancy expense of bank premises                                 857,000           761,000          679,000
     Furniture and equipment expenses                                       622,000           565,000          543,000
     Data processing expense                                                241,000           332,000          339,000
     FDIC Insurance                                                           1,000           319,000          537,000
     Other expenses                                                       2,967,000         2,713,000        2,418,000
-----------------------------------------------------------------------------------------------------------------------

Total other operating expenses                                            9,749,000         9,075,000        8,697,000
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of change in
     accounting principle                                                 5,247,000         4,853,000        4,781,000
Income tax expense                                                        1,543,000         1,370,000        1,333,000
-----------------------------------------------------------------------------------------------------------------------

Net income                                                       $        3,704,000         3,483,000        3,448,000
=======================================================================================================================
Per Share Data:

        Primary net income per common share equivalent           $             1.27              1.20             1.20
        Fully diluted net income per common share equivalent                   1.26              1.20             1.20
=======================================================================================================================

See accompanying notes to consolidated financial statements.

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 1996, 1995 and 1994

=========================================================================================================================
                                                                                                   Net
                                                                                                Unrealized
                                                                                                 Loss on
                                                                   Additional                   Securities     Total
                                                      Common         Paid-in      Undivided     Available   Stockholders'
                                                      Stock          Capital       Profits       for Sale      Equity
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                   $     2,756,000   11,061,000       10,968,000        -         24,785,000


Net income                                           -                -            3,448,000        -          3,448,000

Cash dividends declared - $0.58 per share            -                -           (1,610,000)        -        (1,610,000)

Change in net unrealized loss on securities
    available for sale net of taxes                  -                -             -           (1,795,000)   (1,795,000)

Exercise of stock options                               18,000        132,000       -               -            150,000
-------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994                   $     2,774,000     11,193,000     12,806,000    (1,795,000)   24,978,000

Net income                                           -                -            3,483,000        -          3,483,000

Cash dividends - $0.60 per share                     -                -           (1,671,000)        -        (1,671,000)

Change in net unrealized loss on securities
    available for sale, net of taxes                 -                -              -           1,702,000     1,702,000

Exercise of stock options                               12,000       (12,000)       -               -            -
-------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                   $     2,786,000     11,181,000     14,618,000       (93,000)   28,492,000

Net income                                           -                -            3,704,000        -          3,704,000

Cash dividends - $0.66 per share                     -                -           (1,900,000)        -        (1,900,000)

Change in net unrealized loss on securities
    available for sale, net of taxes                 -                -              -             (87,000)      (87,000)


Exercise of stock options                               43,000         52,000        (41,000)        -            54,000
-------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                   $     2,829,000     11,233,000     16,381,000      (180,000)   30,263,000
=========================================================================================================================

See accompanying notes to consolidated financial statements.

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Statements of Cash Flows
Years ended December 31, 1996, 1995 and 1994

======================================================================================================================
                                                                         1996             1995             1994
----------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:

     Net income                                                  $        3,704,000        3,483,000        3,448,000
     Adjustments to reconcile net income to net
        cash provided by operating activities:
            Net gain on sales of securities available
                for sale                                                          -         (457,000)         (29,000)
            Net gain on calls on investments securities                           -           (8,000)               -
            Accretion of discount on securities
                and money market investments                                (94,000)         (87,000)        (107,000)
            Amortization of premium on investment
                securities                                                   97,000          159,000          168,000
            Provision for possible loan losses                              500,000          420,000          310,000
            Increase (decrease) in deferred loan fees                      (116,000)          70,000          (31,000)
            Increase in deferred tax benefit                                (30,000)        (143,000)         (58,000)
            Decrease (increase) in accrued interest receivable               41,000          390,000         (957,000)
            Depreciation and amortization of premises
                and equipment                                               770,000          787,000          703,000
            Gain on sales of premises and equipment                          (6,000)          (2,000)          (1,000)
            Loss on sale of other real estate                               177,000          100,000          140,000
            Gain on lease termination                                             -                -          (78,000)
            Proceeds from the sale of mortgage
                 and PHEAA loans                                         14,439,000        3,043,000        6,411,000
            Net increase in mortgage & PHEAA
                loans held for sale, excluding  provision
                for loans losses and change in deferred loan fees        (2,833,000)      (3,392,000)      (7,851,000)
            (Decrease) increase in other assets                            (322,000)          78,000          (76,000)
            Amortization of goodwill                                         39,000           38,000           39,000
            Increase in accrued interest payable                             99,000          386,000          665,000
            Increase (decrease) in other liabilities                        (61,000)         (48,000)         263,000
----------------------------------------------------------------------------------------------------------------------
Total adjustments to reconcile net income to net cash
     provided by operating activities                                    12,700,000        1,334,000         (489,000)
----------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                16,404,000        4,817,000        2,959,000
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

     Proceeds from maturities and calls of investment securities          6,745,000       28,918,000        4,506,000
     Proceeds from maturities and calls of
        securities available for sale                                    35,908,000        7,799,000        4,000,000
     Proceeds from sales of securities available for sale                 6,327,000       29,497,000        8,131,000
     Purchases of investment securities                                  (4,445,000)      (9,399,000)     (29,095,000)
     Purchase of securities available for sale                          (47,188,000)     (44,823,000)     (13,413,000)
     Net increase in loans made to customers, excluding
        provision for loan losses and change in
        deferred loan fees                                              (18,923,000)     (17,960,000)     (15,183,000)
     Acquisition of premises and equipment                               (1,071,000)      (2,142,000)      (1,046,000)
     Proceeds from sales of premises and equipment                           14,000           36,000           17,000
     Proceeds from sale of other real estate                                169,000          230,000          638,000
======================================================================================================================

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Statements of Cash Flows, (Continued)
Years ended December 31, 1996, 1995 and 1994

===================================================================================================================

                                                                   1996              1995              1994
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net increase in demand, NOW and Super NOW,
        savings, money market and time deposits.          $          7,694,000       17,534,000         33,161,000
     Dividends paid                                                 (1,837,000)      (1,669,000)        (1,571,000)
     Notes payable                                                           -                -            275,000
     Short-term borrowings                                                   -       (3,150,000)         3,150,000
     Exercise of stock options                                          54,000                -            150,000
-------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                            5,911,000       12,715,000         35,165,000
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                  (149,000)       9,688,000         (3,321,000)

Cash and cash equivalents at beginning of year                      21,177,000       11,489,000         14,810,000
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                  $         21,028,000       21,177,000         11,489,000
-------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure:
     Cash payments for interest                           $         10,775,000       10,841,000          7,492,000
     Cash payments for income taxes                                  1,543,000        1,355,000          1,204,000
     Transfer of assets from loans
        to other real estate                                           190,000          438,000            322,000
     Change in net unrealized loss on securities
        available for sale                                             132,000        2,578,000          2,719,000
     Tax effect on change in unrealized loss
        on securities available for sale                                45,000          876,000            924,000
     Reclassification of investment
        securities to available for sale                                     -       11,825,000                  -
===================================================================================================================

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

 (1)     Summary of Significant Accounting Policies

         Principles of Consolidation and Presentation

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include the accounts of the Pioneer American Holding Company Corp. (the "Company") and its wholly-owned subsidiary, Pioneer American Bank, National Association (the "Bank"). The Bank provides a wide range of banking services to individual and corporate customers through its branch banks in Lackawanna, Luzerne, Monroe, Wayne, and Wyoming Counties in Pennsylvania. The Bank operates within two major markets in Northeastern Pennsylvania consisting of: the Scranton - Wilkes-Barre - Hazleton metropolitan statistical area (MSA) and the Poconos. These two markets are quite diverse. The MSA consists of a stable industrial complex and a growing service industry. The MSA also has a relatively stable population base. The Poconos is a more transient market with a growing industrial and service complex, but is still primarily driven by the vacation resort and tourist trade.

         The Bank operates its branch network in three distinct manners: supermarket banking (10 offices), traditional branch banking (8 offices), and personal banking (2 offices). A large percentage of the Bank's loans and deposits were originated and are being serviced by the traditional branches. All of the branches are full service and offer commercial and retail products. These products include checking accounts (non-interest and interest bearing), savings accounts, certificate of deposits, commercial and installment loans, real estate mortgages and home equity loans. The Bank also offers ancillary services which complement these products.

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

--------------------------------------------------------------------------------

(1)      Continued

         Cash and Cash Equivalents

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds are sold for one-day periods. The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 1996, was $1,831,000, which amount was satisfied through the restriction of vault cash.

         The Bank is also required to maintain certain balances at correspondent banks based upon activity with the correspondent. At December 31, 1996, the amount of such required balances was $53,000.

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

         The Company believes it has the intent and ability to hold to maturity its portfolio of investment securities as part of its portfolio of long-term interest earning assets. Gains and losses on sales of securities available for sale are computed on a specific identification cost basis. Premiums and discounts on all securities are amortized over the estimated lives of the securities on a level yield method. On November 15,1995, the Financial Accounting Standards Board (FASB) released a special report entitled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and

--------------------------------------------------------------------------------

(1)      Continued

         Equity Securities". This guide contained a provision which allowed a one time reclassification of securities previously classified as Held to Maturity to the Available for Sale category. Securities in the Available for Sale category can be sold in the normal course of managing the balance sheet, while there are restrictions on the sale of securities from the Held to Maturity portfolio. Bank Management believes that it was appropriate to take advantage of this reclassification opportunity since a bank's ablility to manage overall risk is enhanced by having a larger Available For Sale portfolio. Accordingly, the Bank reclassified securities with a book value of $11,825,000 on November 15, 1995.

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

--------------------------------------------------------------------------------

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

         On January 1, 1995, the Company prospectively implemented Statement of Financial Accounting Standard (SFAS) No. 114, "Accounting By Creditors for Impairment of Loans," and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (SFAS No.
         118), which amends SFAS No. 114 and requires certain related disclosures. SFAS No. 114, as amended, requires certain impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's market price or the fair value of the collateral if the loan is collateral dependent. The implementation of these statements did not have a material effect on the Company's results of operations, financial condition, or stockholders' equity.

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

--------------------------------------------------------------------------------

(1)      Continued

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


         Other Real Estate Owned

         Other real estate owned consists of real estate acquired through foreclosure and is stated at the lower of estimated fair value, less estimated disposal costs. Allowances for declines in value subsequent to acquisition were not necessary at both December 31, 1996 and 1995. While management uses the best information available to make its evaluations, future adjustments to the valuation of other real estate may be necessary if economic conditions differ significantly from the assumptions used in making the evaluations.


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

--------------------------------------------------------------------------------

(2)      Securities Available for Sale

         Securities available for sale at December 31, 1996 and 1995 are summarized as follows:


===============================================================================================================
                                                                                1996
                                                        -------------------------------------------------------
                                                             Cost             Unrealized         Carrying Value
---------------------------------------------------------------------------------------------------------------
                                                                           Gain         Loss        (Fair)
---------------------------------------------------------------------------------------------------------------

U.S. Treasury securities                              $      2,501,000        3,000                 2,504,000
Federal agency mortgage-backed obligations:
     Federal National Mortgage Association                   1,696,000        9,000                 1,705,000
     Federal Home Loan Mortgage Corporation                  5,020,000                   (69,000)   4,951,000
     Government National Mortgage Association                1,164,000        2,000                 1,166,000
Other obligations of Federal agencies                       59,194,000                  (342,000)  58,852,000
State and municipals                                         4,631,000      124,000                 4,755,000
Other securities                                             2,086,000      -            -          2,086,000
--------------------------------------------------------------------------------------------------------------
Total securities available for sale                   $     76,292,000      138,000     (411,000)  76,019,000
==============================================================================================================

==============================================================================================================
                                                                                1995
                                                        ------------------------------------------------------
                                                             Cost             Unrealized         Carrying Value
--------------------------------------------------------------------------------------------------------------
                                                                           Gain         Loss        (Fair)

U.S. Treasury securities                              $      2,465,000      -             (2,000)   2,463,000
Federal agency mortgage-backed obligations:
     Federal National Mortgage Association                   1,810,000      -            (26,000)   1,784,000
     Federal Home Loan Mortgage Corporation                  6,524,000      -           (106,000)   6,418,000
     Government National Mortgage Association                6,912,000       28,000      -          6,940,000
Other obligations of Federal agencies                       48,699,000       94,000     (130,000)  48,663,000
State and municipals                                           100,000        1,000      -            101,000
Other securities                                             1,959,000      -            -          1,959,000
--------------------------------------------------------------------------------------------------------------
Total securities available for sale                   $     68,469,000      123,000     (264,000)  68,328,000
==============================================================================================================

         The amortized cost and fair value of securities available for sale at December 31, 1996

================================================================================
                                                     December 31, 1996
                                                  -----------------------
                                                Amortized               Fair
                                                  Cost                  Value
--------------------------------------------------------------------------------
Securities Available for Sale
--------------------------------------------------------------------------------

Due in one year or less                      $ 26,775,000       $   26,703,000
Due after one year through five years          31,059,000           30,849,000
Due after five years through ten years          9,819,000            9,891,000
Due after ten years                             8,639,000            8,576,000
--------------------------------------------------------------------------------

Total securities available for sale          $ 76,292,000           76,019,000
================================================================================

--------------------------------------------------------------------------------

(3)      Investment Securities

         Investment securities at December 31, 1996 and 1995 are summarized as follows:

===========================================================================================================
                                                                             1996
                                                    -------------------------------------------------------
                                                    Carrying Value         Unrealized          Fair Value
                                                        (Cost)         Gain          Loss
-----------------------------------------------------------------------------------------------------------
Obligations of Federal agencies                  $       9,669,000                   (100,000)   9,569,000
Obligations of state and politcal subdivisions          11,191,000       200,000                11,391,000
-----------------------------------------------------------------------------------------------------------

Securities held for investment                    $     20,860,000       200,000     (100,000)  20,960,000
===========================================================================================================


===========================================================================================================
                                                                             1995
                                                    -------------------------------------------------------
                                                    Carrying Value         Unrealized          Fair Value
                                                        (Cost)         Gain          Loss
-----------------------------------------------------------------------------------------------------------


Obligations of Federal agencies                         17,697,000         2,000     (159,000)  17,540,000
Obligations of states and political subdivisions         8,126,000       162,000      (48,000)   8,240,000
Corporate notes                                            200,000         3,000      -            203,000
Other securities                                            10,000       -            -             10,000
-----------------------------------------------------------------------------------------------------------

Securities held for investment                    $     26,033,000       167,000     (207,000)  25,993,000
===========================================================================================================




         The amortized cost and market value of investment securities at December 31, 1996:

========================================================================================================
                                                                        December 31, 1996
                                                           ---------------------------------------------

                                                              Amortized                      Fair
                                                                 Cost                       Value
--------------------------------------------------------------------------------------------------------
Investment Securities
--------------------------------------------------------------------------------------------------------
Due in one year or less                                  $        6,526,000                   6,464,000
Due after one year through five years                            10,140,000                  10,205,000
Due after five years through ten years                            4,144,000                   4,241,000
Due after ten years                                                  50,000                      50,000
--------------------------------------------------------------------------------------------------------

Total investment securities                              $       20,860,000                  20,960,000
========================================================================================================


         At December 31, 1996 and 1995, securities with an aggregate book value of $22,480,000 and $13,485,000 respectively, were pledged to secure public deposits.

         There were no sales of investment securities during the periods presented herein.

--------------------------------------------------------------------------------

(4)      Loans

         Loans at December 31, 1996 and 1995 are summarized below:

=============================================================================================
                                                              1996                1995
---------------------------------------------------------------------------------------------

Commercial, financial and agricultural                $       78,510,000          74,746,000
Real estate construction                                         947,000             625,000
Real estate residential (mortgage and installment)           115,791,000         112,493,000
Consumer                                                      20,424,000          19,013,000
---------------------------------------------------------------------------------------------

Total loans, gross                                           215,672,000         206,877,000

Unearned discount                                            (10,649,000)         (8,489,000)
Deferred loan fees                                              (975,000)         (1,091,000)
---------------------------------------------------------------------------------------------

Total loans, net of unearned discount
        and deferred loan fees                       $       204,048,000         197,297,000
=============================================================================================

         Substantially all of the Bank's loans are secured by both residential and commercial real estate in the area of northeastern Pennsylvania. Loans secured by commercial or residential real estate outside of Northeastern Pennsylvania constitute less than 2% of the Bank's loans outstanding at December 31, 1996 and 1995. Accordingly, the Bank's primary concentration of credit risk is related to the real estate market in the northeastern Pennsylvania area and the ultimate collectibility of this portion of the Bank's loan portfolio is susceptible to changes in economic conditions in that area. Management of the Bank does not believe there are any other significant concentrations of credit risk in the loan portfolio.

          Interest was not being recorded on total loans aggregating approximately $4,404,000 as of December 31, 1996 and $2,161,000 as of December 31, 1995. If all non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period, interest income would have increased by $160,000, $111,000, and $109,000 for the years ended December 31, 1996,
         1995, and 1994, respectively. The amount of interest income on non-accruing loans which were recorded in income was $0 in 1996, 1995 and 1994. The total amount of restructured loans were $643,000, $837,000, and $1,077,000 as of December 31, 1996, 1995, and 1994,
         repsectively. The amount of interest on restructured loans which was recorded in income was $54,000, $73,000, and $37,000 during 1996, 1995, and 1994, respectively. If the resturctured loans had been current in accordance with their orginal terms and had been outstanding throughout the period, interest income would have increased by $ 48,000, $12,000, and $8,000 for the years ended December 31, 1996, 1995, and 1994.

--------------------------------------------------------------------------------
(4)      Continued

         As of December 31, 1996, the Company had impaired loans with a total recorded investment of $1,603,000 and $1,722,000 on December 31, 1995. The average recorded investment for the twelve month period ended December 31, 1996 of $1,145,000 and $1,528,000 on December 31, 1995. As
         of December 31, 1996, the amount of recorded investment in impaired loans for which there is a related allowance for credit losses and amount of the allowance is $819,000 and $350,000, respectively and $288,000 and $95,000 for the prior year. The amount of the recorded investment in impaired loans for which there was no related allowance for credit losses at December 31, 1996 is $784,000 and $1,434,000 for December 31, 1995.

         The aggregate amount of loans by the Company to its directors and executive officers, including loans to related persons and entities, was $2,300,000 and $1,584,000 at December 31, 1996 and 1995,
         respectively. These loans were made in the ordinary course of business at substantially the same terms and conditions as those with other borrowers.

         An analysis of the activity of these loans follows:


====================================================================
                                                        1996
--------------------------------------------------------------------

Balance January 1                                $      1,584,000
         New loans                                      1,228,000
         Repayments                                       512,000
--------------------------------------------------------------------

Balance December 31                              $      2,300,000
====================================================================

         In 1996, 1995 and 1994 the Company sold newly originated mortgage loans (primarily fixed rate) to the Federal Home Loan Mortgage Corporation. In 1996, the Company also sold both fixed rate and adjustable mortgage loans to a financial intermediary. The proceeds from the sales of these loans were $12,380,000, $1,255,000, and $5,470,000 respectively. The
         Company recognized a gain of $220,000 in 1996 and a gain of $18,000 and a loss of $34,000 in 1995 and 1994, respectively, from these transactions. The proceeds from the sale of PHEAA loans by the Company were $2,059,000, $1,788,000 and $941,000 in 1996,1995, and 1994,
         resulting in gains of $29,000, $31,000, and $21,000, respectively. Loans serviced for the benefit of others approximated $20,632,000 and $17,923,000 as of December 31, 1996 and 1995, respectively.

--------------------------------------------------------------------------------


(5)      Allowance for Possible Loan Losses

         Activity in the allowance for loan losses for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:


===========================================================================================================
                                                                    1996          1995           1994
-----------------------------------------------------------------------------------------------------------
Balance at beginning of period                               $      2,742,000     2,699,000      2,604,000

Additions and (deductions):
         Loans charged-off                                           (518,000)     (440,000)      (314,000)
         Recoveries                                                    26,000        63,000         99,000
-----------------------------------------------------------------------------------------------------------

Net loans charged-off                                                (492,000)     (377,000)      (215,000)
-----------------------------------------------------------------------------------------------------------

Provision for loan losses                                             500,000       420,000        310,000
-----------------------------------------------------------------------------------------------------------

Balance at end of period                                     $      2,750,000     2,742,000      2,699,000
===========================================================================================================


(6)      Premises and Equipment

         Premises and equipment are comprised of the following at December 31, 1996 and 1995:

==================================================================================================
                                                                    1996                 1995
--------------------------------------------------------------------------------------------------
Premises owned                                               $     4,378,000            4,365,000
Furniture and equipment                                            6,859,000            6,162,000
Leasehold improvements                                             1,056,000              733,000
--------------------------------------------------------------------------------------------------
                                                                  12,293,000           11,260,000

Accumulated depreciation and amortization                         (7,217,000)          (6,477,000)
--------------------------------------------------------------------------------------------------

                                                             $     5,076,000            4,783,000
==================================================================================================

         Occupancy expenses are reduced by rental income from premises owned of $73,000 in 1996, $27,000 in 1995 and $27,000 in 1994.

--------------------------------------------------------------------------------

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

(8)      Deposits

         Included in time deposits are certificates of deposit and money market certificates. Although such certificates are often renewed, the following is a summary by maturity date of these certificates at December 31, 1996 and 1995:


=============================================================================
Maturity                                         1996             1995
-----------------------------------------------------------------------------

Less than one year                        $    120,399,000       128,549,000
Greater than one year                           36,299,000        34,824,000
-----------------------------------------------------------------------------

                                          $    156,698,000       163,373,000
=============================================================================

         The aggregate amount of certificates of deposit, each $100,000 or more, was $42,574,000 and $34,277,000 at December 31, 1996 and 1995,
         respectively. Interest expense associated with certificates of deposit, each $100,000 or more, was approximately $1,951,000, $1,863,000, and
         $1,146,000, respectively, for the years ended December 31, 1996, 1995 and 1994.


(9)      Short Term Borrowings

         The Bank maintains a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh. The commitment expires November 1997 and has maximum borrowing amount of $33,151,000. The rate of this facility resets daily. The line is collateralized by eligible securities and loans. At December 31, 1996, there were no short term borrowings outstanding and $0 was outstanding at December 31,1995. The maximum amount of outstanding month-end short-term borrowings during 1996 was $11,792,000 and $3,600,000 in 1995. The approximate average outstanding balance for 1996 was $953,000 and $1,597,000 for 1995. The average interest rate on the balances during 1996 and 1995 were 6.03% and 5.88%, respectively.

--------------------------------------------------------------------------------

(10)     Commitments, Contingent Liabilities, Off Balance Sheet Risk

         The Company leases three branch offices under year-to-year operating leases. The Company is currently obligated for six noncancelable, long-term commitments under operating leases for six branch offices. Total rental expense, which consists primarily of the rent for the branch offices and computer equipment was $233,000, $191,000 and $147,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         The following is a schedule by years for future minimum rental payments required for operating leases as of December 31, 1996:

                     1997                          $  217,000
                     1998                             205,000
                     1999                             197,000
                     2000                             150,000
                     2001                             134,000
                     2002 thereafter                  287,000
                                                   ----------

          Total minimum
          payments required                        $1,190,000



         In the normal course of business, various commitments and contingent liabilities are outstanding, such as guarantees and commitments to extend credit, which are not reflected in the consolidated financial statements. Management does not anticipate any significant losses as a result of these commitments. The Company had outstanding standby letters of credit in the amount of approximately $1,419,000 and $1,302,000 and unfunded loan and line of credit commitments in the amount of approximately $12,815,000 and $15,757,000 at December 31, 1996 and 1995, respectively. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The exposure to credit loss in the event of non-performance by the counter party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds various collateral to support these commitments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

------------------------------------------------------------------------------
(10)     Continued

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's creditworthiness on a case by case basis. The amount of collateral, if any, obtained upon extension of credit is based on management's credit evaluation of the borrower. Collateral held usually consists of real estate, but may include securities, property or other assets.


  (11)   Stockholders' Equity and Per Share Data

         In the second quarter of 1996 the Company's Board of Directors declared a two for one stock split effected in the form of a stock dividend. The split was effective on July 15, 1996. The shareholders in June of 1996 approved a decrease in the par value of authorized shares of common stock from 25,000,000 ($10 par value) to 25,000,000 ($1 par value).
         These financial statements have been adjusted to reflect both the stock split and the change in par value.

         Earnings per share for 1996, 1995 and 1994 were determined by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. The common stock equivalents consist of common stock options.

         The average number of primary shares outstanding (including dilutive common stock equivalents) in 1996, 1995 and 1994 were 2,921,698, 2,906,382, and 2,866,396 shares, respectively. The average number of fully diluted shares outstanding (including common stock equivalents) in 1996, 1995, and 1994 were 2,932,161, 2,906,382, and 2,866,396 shares, respectively. The Company currently has one million shares of authorized, but unissued preferred stock.


(12)     Employee Stock Option Plan

         In 1990, the Company's Board of Directors adopted an employee stock option plan (the Plan) which reserved 300,000 shares of authorized but unissued stock, as adjusted for the stock splits effective February 7, 1994 and a stock split July 15, 1996. The Plan provides for the grant of incentive stock options and nonqualified stock options. The exercise price of the options when issued was at least 100% of the fair market value of the Company's common stock as of the date the options were granted. The exercise of the stock options is subject to a vesting schedule and certain termination provisions. Stock options have been issued for all of the authorized shares of stock reserved under the plan.

-----------------------------------------------------------------------------

(12)     Continued

         Changes in total options outstanding during 1996, 1995, and 1994, were as follows:

=========================================================================================
                                                                                Weighted
                                        Number of     Exercise Price             Average
                                          Options         per Option      Exercise Price
-----------------------------------------------------------------------------------------
Balance at December 31, 1993              228,000      $8.00  -  $11.50         $ 8.54
   ISOs Exercised                         (18,742)                 8.00           8.00
   ISOs Granted                            60,000                 13.00          13.00
-----------------------------------------------------------------------------------------
Balance at December 31, 1994              269,258      8.00  -   13.00            9.57
   ISOs Exercised                         (20,980)                8.00            8.00
-----------------------------------------------------------------------------------------
Balance at December 31, 1995              248,278      8.00  -   13.00            9.70
   ISOs Exercised                         (65,553)                8.00            8.00
-----------------------------------------------------------------------------------------

Balance at December 31, 1996              182,725     $8.00  -  $13.00          $10.31
=========================================================================================

The amounts have been restated to reflect the Companys two for one split effected in the form of a stock dividend, effective July 15, 1996.

The following table summarizes information about stock options outstanding at December 31, 1996:

=========================================================================================
                                                         Exercisable
                                     ----------------------------------------------------
Exercise                                                                         Average
Price Range                                Shares     Average Life 1      Exercise Price
-----------------------------------------------------------------------------------------
$             8.00                         26,550          4.50              $     8.00
              8.00                         18,175          5.58                    8.00
      9.00 - 11.50                         78,000          6.54                    9.58
$            13.00                         60,000          7.17                   13.00
-----------------------------------------------------------------------------------------
Total                                     182,725          6.07                   10.31
=========================================================================================

1  Average contractual life remaining in years.



         Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," became effective January 1,1996. SFAS No. 123 provides an alternative method of accounting for stock-based compensation arrangements. This method is based on fair value of the stock-based compensation determined by an option pricing model utilizing various assumptions regarding the underlying attributes of the options and stock, rather than the existing method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees." The Financial Accounting Standards Board encourages entities to adopt the fair value based method, but does not require the adoption of this method.

         The Company, as permitted, has elected not to adopt the fair value accounting provisions of SFAS No. 123, and has instead continued to apply APB No. 25 and related interpretations in accounting for plans and provide the required proforma disclosures of SFAS No. 123. The Company did not grant any options in 1996 or 1995. Therefore had compensation cost for the plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been unaffected.

-----------------------------------------------------------------------------
(13)     Regulatory Matters

         Dividends payable to the Company by the Bank are subject to certain regulatory limitations. The payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year plus the retained net profits for the preceding two calendar years. Accordingly, as of December 31, 1996, dividends in excess of those already declared from the Bank to the Company are limited to $5,587,000.

         The dividends declared to the Company by the Bank were $1,900,000 in 1996.

         Under Federal banking law, the Bank is restricted regarding extensions of credit to the Company. The limit on extensions of credit was $1,908,000 as of December 31, 1996.

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory- and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

-----------------------------------------------------------------------------
(13)     Continued

         The Bank's actual capital amounts and ratios are also presented in the table.

==================================================================================================================
                                                                                       To Be Well Capitalized
                                       Actual              For Capital Adequacy       Under Prompt Corrective
                                                                 Purposes                      Action
                                                                                             Provisions

                              ------------------------- --------------------------- ------------------------------

                                  Amount        Ratio         Amount          Ratio         Amount         Ratio
As of December 31, 1996

Total Capital
   (to Risk Weighted Assets)   $ 32,012,000     16.28%   *  $ 15,730,713    *  8.00%   *  $ 19,663,391   *  10.00%

Tier I Capital
   (to Risk Weighted Assets)   $ 29,550,000     15.03%   *  $  7,864,271    *  4.00%   *  $ 11,796,407   *   6.00%

Tier I Capital
     (to Average Assets)       $ 29,550,000      8.89%   *  $ 13,295,838    *  4.00%   *  $ 16,619,798   *   5.00%

As of December 31,1995

Total Capital
   (to Risk Weighted Assets)   $ 29,881,000     16.71%   *  $ 14,305,685    *  8.00%   *  $ 17,882,107   *  10.00%

Tier I Capital
   (to Risk Weighted Assets)   $ 27,639,000     15.45%   *  $   7,155,728   *  4.00%   *  $ 10,733,592   *   6.00%

Tier I Capital
     (to Average Assets)       $ 27,639,000      8.69%   *  $ 12,722,209    *  4.00%   *  $ 15,902,762   *   5.00%

==================================================================================================================

-------
* Equal to or greater than.




  (14)   Income Taxes

         The components of federal income tax expense (benefit) are as follows:


===============================================================================
                                            1996         1995         1994
-------------------------------------------------------------------------------

Current                               $    1,573,000    1,513,000    1,391,000
Deferred                                     (30,000)    (143,000)     (58,000)
-------------------------------------------------------------------------------

                                      $    1,543,000    1,370,000    1,333,000
===============================================================================

-----------------------------------------------------------------------------
(14)     Continued

         A reconciliation of the income tax expense in the accompanying statements of income with the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

           ====================================================================================================
                                                                  1996               1995            1994
           ----------------------------------------------------------------------------------------------------
           Tax expense at 34% rate                               $ 1,784,000       1,650,000        1,626,000
           Interest from tax exempt loans
            and investments                                         (251,000)       (289,000)        (313,000)
           Others, net                                                10,000           9,000           20,000
           ----------------------------------------------------------------------------------------------------

           Income tax expense                                    $ 1,543,000       1,370,000        1,333,000
           ====================================================================================================


         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 in accordance with SFAS No. 109 are presented below:



================================================================================================
                                                                     1996                1995
------------------------------------------------------------------------------------------------

Deferred tax assets:
     Executive retirement plan                                  $      228,000          200,000
     Allowance for loan losses                                         659,000          656,000
     Deferred loan fees                                                257,000          320,000
     Deferred directors fees                                           115,000          121,000
     Unrealized loss on securities available for sale                   93,000           48,000
     Non-accrual interest                                               56,000           42,000
     Others, net                                                        49,000           32,000
------------------------------------------------------------------------------------------------
Total gross deferred tax assets                                      1,457,000        1,419,000

Deferred tax liabilities:
     Accumulated amortization of discount
     on investment securities                                         (213,000)        (252,000)
     Depreciation                                                     (192,000)        (190,000)
     Other, net                                                              -                -
------------------------------------------------------------------------------------------------
Total gross deferred tax liabilities                                  (405,000)        (442,000)
------------------------------------------------------------------------------------------------

Net deferred tax asset                                          $    1,052,000          977,000
================================================================================================

         Based upon the Company's current taxable history and the anticipated level of future taxable income, management of the Company believes the existing deductible temporary differences will, more likely than not, reverse in future periods in which the Company generates net taxable income. Accordingly, the Company does not believe a valuation allowance is necessary at December 31, 1996. There can be no

-----------------------------------------------------------------------------

(14)     Continued

         assurance, however, that the Company will generate any earnings or any specific level of continued earnings.

         At December 31, 1996 and 1995, net deferred tax benefits of $1,052,000 and $977,000 respectively, and income taxes currently (payable) / recoverable of ($6,000) and $24,000 respectively, are included in other assets.


(15)     Benefit Plans

         The Bank has an employee stock ownership plan which includes substantially all employees who have at least one year of service. A qualified determination letter has been received from the Internal Revenue Service. Contributions at the discretion of the Company's Board of Directors of $-0-, $5,000 and $269,000 were accrued in 1996, 1995 and 1994, respectively.

         The ESOP held 156,168 and 156,060 shares of the Bank's common stock at December 31, 1996 and 1995, respectively.

         The Bank has a savings and investment plan. Employees who have completed one year of service with 1,000 hours of employment during that year are eligible to participate. Employees may contribute up to 12% of their total pay in each payroll period up to approximately $9,000 during any calendar year. The Bank matches the employees' contribution to the Plan at a rate of 100% for the first 3% contributed by the employee and at a rate of 50% for the second 3% contributed by the employee. A qualified determination letter has been received from the Internal Revenue Service. Expense for this Plan was $105,000 in 1996, $107,000 in 1995, and $96,000 in 1994.

         The Company maintains employment contracts with its President, Sr. Executive Vice President and Executive Vice President. The Company also maintains insurance contracts for its President and Sr. Executive Vice President. Pursuant to the insurance agreement, the Company pays the annual premiums and will receive reimbursement of policy premiums upon the death or termination of these executives. The employment contracts provide for a minimum annual salary and certain incentives in the event of a merger of the Company. The Company has also agreed to provide enhanced retirement and death benefits for the President and Sr. Executive Vice President. Costs for those benefits were approximately $84,000, $95,000 and $42,000 in 1996, 1995 and 1994, respectively.

------------------------------------------------------------------------------
(15)     Continued

         The Company has a deferred compensation plan for directors' fees under which nine directors deferred receipt of $6,000 each per year during the four years ended March 31, 1990. The Company is obligated to pay the directors an annuity beginning at the later of their attaining age 65 or March 31, 1990. The obligation is funded substantially by life insurance on the directors.

         A total of $32,000 was disbursed to these directors in each year 1996, 1995 and 1994. In 1996, 1995 and 1994, $36,000, $36,000 and $0
         respectively, were remitted for the payment of insurance premiums. Assets held by the insurance company which have reduced the company's accrual were $404,000 and $185,000 at December 31, 1996 and 1995, respectively. Expense under this plan was $6,000, $64,000, and $59,000 in 1996, 1995 and 1994, respectively.

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

------------------------------------------------------------------------------
(16)     Continued

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

--------------------------------------------------------------------------------
(16)       Continued


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

         The following represents the carrying value and estimated fair value:


=================================================================================================
                                         1996                           1995
                                       Carrying        Fair           Carrying         Fair
                                         Value         Value            Value         Value
-------------------------------------------------------------------------------------------------

Financial assets:

     Cash and due from banks        $  14,573,000    14,573,000       12,677,000     12,677,000
     Federal funds sold                 6,455,000     6,455,000        8,500,000      8,500,000
     Securities available for sale     76,019,000    76,019,000       68,328,000     68,328,000
     Investment securities             20,860,000    20,960,000       26,033,000     25,993,000
     Loans                            201,298,000   204,323,000      194,555,000    195,606,000

Financial liabilities:

     Deposits                       $ 295,946,000   295,719,000      288,252,000    289,169,000
     Note payable                         275,000       275,000          275,000        275,000
=================================================================================================



         The contract amount and estimated fair value for commitments to extend credit and standby letters of credit are as follows:


====================================================================================================
                                         At December 31, 1996             At December 31, 1995
                                    -------------------------------  -------------------------------
                                      Contract         Estimated        Contract        Estimated
                                       Amount         Fair Value         Amount        Fair Value
----------------------------------------------------------------------------------------------------

Commitments to extend credit      $    12,815,000          192,000       15,757,000         236,000

Standby letters of credit               1,419,000           28,000        1,302,000          26,000

====================================================================================================

--------------------------------------------------------------------------------

(17)     Pioneer American Holding Company Corp. (Parent Company Only)

         Condensed 1996, 1995 and 1994 financial information is as follows:


         Condensed Balance Sheets


===============================================================================
Assets                                                1996           1995
-------------------------------------------------------------------------------

Cash                                            $      172,000         187,000
Investment in subsidiary                            30,039,000      28,253,000
Receivable from subsidiary                             533,000         470,000
-------------------------------------------------------------------------------

Total assets                                    $   30,744,000      28,910,000
================================================================================


================================================================================
Liabilities and Stockholders Equity
-------------------------------------------------------------------------------

Dividends payable                                      481,000         418,000
Stockholders' equity                                30,263,000      28,492,000
--------------------------------------------------------------------------------

Total liabilities and stockholders' equity      $   30,744,000      28,910,000
================================================================================

         Condensed Statements of Income


================================================================================
                                                1996        1995        1994
--------------------------------------------------------------------------------
Expenses:
     Administrative and other              $      69,000      49,000     55,000
--------------------------------------------------------------------------------

Loss before earnings of subsidiary               (69,000)    (49,000)   (55,000)

Earnings of subsidiary:
     Received as dividends                     1,900,000   1,671,000  1,650,000
     Undistributed                             1,873,000   1,861,000  1,853,000
--------------------------------------------------------------------------------

Net income                                 $   3,704,000   3,483,000  3,448,000
================================================================================

-------------------------------------------------------------------------------

(17)     Pioneer American Holding Company Corp. (Parent Company Only), Continued

         Condensed Statements of Cash Flows

=====================================================================================
                                                 1996         1995         1994
-------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                 $    3,704,000    3,483,000     3,448,000
Adjustments to reconcile net income to net
     cash from operating activities:
        Undistributed earnings of subsidiary   (1,873,000)  (1,861,000)   (1,853,000)
        Other                                     (63,000)      (3,000)      (37,000)
-------------------------------------------------------------------------------------

Net cash from operating activities              1,768,000    1,619,000     1,558,000
-------------------------------------------------------------------------------------

Cash flows used in financing activities:
     Dividend paid                             (1,837,000)  (1,669,000)   (1,571,000)
     Exercise of stock options                     54,000      -             150,000
-------------------------------------------------------------------------------------

Net cash used in financing activities          (1,783,000)  (1,669,000)   (1,421,000)
-------------------------------------------------------------------------------------

Net increase (decrease) in cash                   (15,000)     (50,000)      137,000

Cash at beginning of year                         187,000      237,000       100,000
-------------------------------------------------------------------------------------

Cash at end of year                        $      172,000      187,000       237,000
=====================================================================================


KPMG      Peat Marwick LLP

          1600 Market Street
          Philadelphia, PA 19103-7212

Independent Auditors' Report

The Board of Directors
Pioneer American Holding Company Corp.:

We have audited the accompanying consolidated balance sheets of Pioneer American Holding Company Corp. and subsidiary (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer American Holding Company Corp. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

Philadelphia, Pennsylvania

January 23, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER AMERICAN HOLDING COMPANY CORP.

Date:  March 27, 1997

By /S/ Donald A. Hoyle, Jr.
   ------------------------------------
   Donald A. Hoyle, Jr.
   President & Chief Executive Officer


By /S/ John W. Reuther
   ------------------------------------
   John W. Reuther
   Sr. Executive Vice President & Chief
   Financial Officer


By /S/ Richard J. Lapera
   ------------------------------------
   Richard J. Lapera
   Comptroller of Pioneer American
   Bank, National Association

      /S/ GENE E. GOLDENZIEL, ESQ.
---------------------------------------
GENE E. GOLDENZIEL, ESQ.
Director

      /S/ JOHN S. GUZEY
---------------------------------------
JOHN S. GUZEY
Director

      /S/ DONALD A. HOYLE, JR.
---------------------------------------
DONALD A. HOYLE, JR.
Director

      /S/ WILLIAM K. NASSER
---------------------------------------
WILLIAM K. NASSER
Director

      /S/ RICHARD CHOJNOWSKI
---------------------------------------
RICHARD CHOJNOWSKI
Director

       /S/ JOHN W. REUTHER
---------------------------------------
JOHN W. REUTHER
Director

       /S/ ELDORE SEBASTIANELLI
---------------------------------------
ELDORE SEBASTIANELLI
Director

      /S/ MARGARET O'CONNOR, R.N.
---------------------------------------
MARGARET O'CONNOR, R.N.
     Director

         /S/ JOHN W. WALSKI
---------------------------------------
JOHN W. WALSKI
Director

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

         Management's responsibility for the financial information in the report rests on the Company's internal accounting control structure. The internal accounting control structure consists of written policies and procedures which include segregation of responsibilities and safeguarding against unauthorized use or disposition of assets. During 1996, the internal audit staff, which reports to the Audit Committee of the Board of Directors, had the responsibility of following audit procedures and maintaining close observation of such controls. The internal accounting control structure is designed to provide reasonable assurance that financial records are reliable for financial reporting purposes and that assets are properly safeguarded.

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

Directors and Executive Officers

         The information that appears in the Corporation's Definitive Proxy Statement relating to the 1996 Annual Meeting of Shareholders of the Corporation is incorporated herein by reference.

Executive Compensation

         The information that appears in the Corporation's Definitive Proxy Statement relating to the 1996 Annual Meeting of Shareholders of the Corporation is incorporated herein by reference.

Security Ownership of Certain Beneficial Owners and Management

         The information that appears in the Corporation's Definitive Proxy Statement relating to the 1996 Annual Meeting of Shareholders of the Corporation is incorporated herein by reference.

Certain Relationships and Related Transactions

         The information that appears in the Corporation's Definitive Proxy Statement relating to the 1996 Annual Meeting of Shareholders of the Corporation is incorporated herein by reference