Form 10-Q
period 1997-03-31
PIONEER AMERICAN HOLDING CO CORP
filed 1997-05-13
CIK 760731

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1997
                  --------------

Commission file number 0-14506
                       -------


                     Pioneer American Holding Company, Corp.
            --------------------------------------------------------
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
                                       -------     -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practical date.

Common Stock, $1.00 Par Value--2,828,912 common shares as of March 31, 1997.

                                      INDEX

                     PIONEER AMERICAN HOLDING COMPANY, CORP.

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

           Condensed consolidated balance sheets--March 31, 1997, December 31, 1996 and March 31, 1996.--------------------Pages 2-3

           Condensed consolidated statements of income--Three  months ended March 31, 1997 and 1996------------------------------Page  4

           Condensed consolidated statements of cash flows--Three months ended March 31, 1997 and 1996.---------------------------Pages 5-6

           Notes to condensed consolidated financial statements--
             March 31, 1997.-----------------------------------------Pages 7-10

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.-------------------------------Pages 11-14

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings--------------------------------------------Page 15

  Item 2.  Changes in Securities----------------------------------------Page 15

  Item 3.  Defaults upon Senior Securities------------------------------Page 15

  Item 4.  Submission of Matters to a Vote of Security Holders----------Page 15

  Item 5.  Other Information--------------------------------------------Page 15

  Item 6.  Exhibits and Reports on form 8-K-----------------------------Page 15



  SIGNATURES------------------------------------------------------------Page 16

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Balance Sheets (Unaudited)

                                                                           (Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------
                                                                    March 31,      December 31,        March 31,
Assets                                                                   1997              1996             1996
-----------------------------------------------------------------------------------------------------------------
Cash and due from banks                                              $ 13,236            14,573           10,332
Federal funds sold                                                      8,350             6,455            4,460

Securities available for sale (cost of securities of $90,444 on March 31, 1997, $76,292 on December 31, 1996
     and $79,791 on March 31, 1996)

     U.S. Treasury securities                                           4,495             2,504            2,488
     Federal agency mortgage based obligations                         21,771             7,822           14,762
     Other obligations of Federal agencies                             55,080            58,852           59,799
     Obligations of states and political subdivisions                   5,760             4,755              100
     Other securities                                                   2,101             2,086            2,086
-----------------------------------------------------------------------------------------------------------------
Total securities available for sale                                    89,207            76,019           79,235
-----------------------------------------------------------------------------------------------------------------

Investment securities (approximate market value of $30,594 on March 31, 1997, $20,960 on Dec 31, 1996 and  $18,880 on March 31, 1996)

        Federal agency mortgage based obligations                      10,102                 -                -
        Other obligations of Federal agencies                           9,663             9,669            9,691
        Obligations of states and political subdivisions               11,032            11,191            9,122
        Corporate notes                                                     -                 -              200
-----------------------------------------------------------------------------------------------------------------
Total investment securities                                            30,797            20,860           19,013
-----------------------------------------------------------------------------------------------------------------

Loans, net of unearned discount and deferred loan fees                205,954           204,048          202,527
Allowance for possible loan losses                                     (2,699)           (2,750)          (2,788)
-----------------------------------------------------------------------------------------------------------------
Net loans                                                             203,255           201,298          199,739
-----------------------------------------------------------------------------------------------------------------

Accrued interest receivable                                             2,705             2,592            2,644
Premises and equipment                                                  5,068             5,076            4,991
Other real estate owned                                                   989               776            1,023
Other assets                                                            2,624             1,896            2,083
Cost in excess of fair value of net assets acquired
     (net of accumulated amortization of $884 March 31, 1997
     $875  December 31, 1996 and $846 March 31, 1996)                     659               668              697
-----------------------------------------------------------------------------------------------------------------

Total assets                                                         $356,890           330,213          324,217
=================================================================================================================

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Balance Sheets, Continued (Unaudited)

                                                                          (Dollars in thousands)
-------------------------------------------------------------------------------------------------------------
                                                                    March 31,     December 31,     March 31,
Liabilities and Stockholders' Equity                                  1997           1996            1996
-------------------------------------------------------------------------------------------------------------
Deposits:
     Demand - noninterest bearing                                    $ 36,792          37,643         31,299
     NOW and Super NOW                                                 25,769          23,410         15,662
     Savings                                                           54,669          53,175         56,792
     Money Market                                                      23,051          25,020         23,985
     Time                                                             162,155         156,698        163,658
-------------------------------------------------------------------------------------------------------------
Total deposits                                                        302,436         295,946        291,396
-------------------------------------------------------------------------------------------------------------

Accrued interest payable                                                2,638           2,201          2,298
Dividends payable                                                         481             481            461
Note payable                                                              275             275            275
Other borrowed money                                                   19,717               -              -
Other liabilities                                                       1,346           1,047          1,217
-------------------------------------------------------------------------------------------------------------

Total liabilities                                                     326,893         299,950        295,647
-------------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Common stock, $1 par value per share,
     25,000,000 shares authorized; 2,828,912 shares on
     March 31, 1997, 2,828,912 on Dec. 31, 1996 and
     2,792,350 on March 31, 1996 issued and outstanding                 2,829           2,829          2,792
     Additional paid-in capital                                        11,233          11,233         11,175
     Undivided profits                                                 16,751          16,381         14,970
     Net unrealized holding gains(losses) on
        available for sale securities                                    (816)           (180)          (367)
-------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                             29,997          30,263         28,570
-------------------------------------------------------------------------------------------------------------



Total liabilities and stockholders' equity                           $356,890         330,213        324,217
-------------------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statements of Income (Unaudited)

                                                                 Three Months Ended
                                                               (Dollars in thousands)

--------------------------------------------------------------------------------------------------------------------------
                                                                March 31,                      March 31,
                                                                     1997                           1996
--------------------------------------------------------------------------------------------------------------------------
Interest income:
      Interest and fees on loans                                $   4,407                          4,483
      Interest on Federal funds sold                                  114                            127
      Interest on investments:
                Taxable                                             1,580                          1,289
                Non-taxable                                           221                            116
--------------------------------------------------------------------------------------------------------------------------

Total interest income                                               6,322                          6,015
--------------------------------------------------------------------------------------------------------------------------

Interest expense:
      Interest on other borrowed money & note payable                 257                              4
      Interest on deposits                                          2,690                          2,830
--------------------------------------------------------------------------------------------------------------------------

Total interest expense                                              2,947                          2,834
--------------------------------------------------------------------------------------------------------------------------
Net interest income                                                 3,375                          3,181

Provision for possible loan losses                                    135                            120
--------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                 3,240                          3,061
--------------------------------------------------------------------------------------------------------------------------

Other operating income:
      Service charges on deposit accounts                             341                            253
      Gain on call of securities                                        2                              -
      Other income                                                    194                            126
--------------------------------------------------------------------------------------------------------------------------

Total other operating income                                          537                            379
--------------------------------------------------------------------------------------------------------------------------

Other operating expenses:
      Salaries and employee benefits                                1,281                          1,238
      Net occupancy expense of bank premises                          251                            231
      Furniture and equipment expenses                                167                            161
      Data processing expense                                          62                             57
      Other expenses                                                  825                            613
--------------------------------------------------------------------------------------------------------------------------

Total other operating expenses                                      2,586                          2,300
--------------------------------------------------------------------------------------------------------------------------

Income before income taxes and cumulative effect
      of change in accounting principle                             1,191                          1,140

Income tax expense                                                    340                            327
--------------------------------------------------------------------------------------------------------------------------

Net income                                                      $     851                            813
--------------------------------------------------------------------------------------------------------------------------

Per Share Data:

Primary net income per common share equivalent                  $    0.29                           0.28
Fully diluted net income per common share equivalent                 0.29                           0.28
--------------------------------------------------------------------------------------------------------------------------

Weighted average of primary shares(including
      dilutive common stock equivalents)                        2,931,874                      2,917,736

Weighted average of fully dilutive shares(including
      common stock equivalents)                                 2,932,277                      2,917,736

PIONEER AMERICAN HOLDING COMPANY, CORP
Consolidated Statements of Cash Flows (Unaudited)

                                                                           Three Months Ended
                                                                         (Dollars in thousands)
---------------------------------------------------------------------------------------------------------
                                                                    March 31,                  March 31,
                                                                         1997                       1996
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                       $   851                        813

     Adjustments to reconcile net income to net
        cash from operating activities:
            Net gain on call of securities                                 (2)                         -
            Accretion of discount on securities
                and money market investments                              (20)                       (50)
            Amortization of premium on investment
                securities                                                 18                         38
            Provision for possible loan losses                            135                        120
            Increase (decrease) in deferred loan fees                     (14)                        (6)
            Decrease (increase) in accrued interest receivable           (113)                       (11)
            Depreciation and amortization of premises
                and equipment                                             208                        192
            Loss (gain) on sales of premises and equipment                 (5)                         -
            Loss on sale of other real estate                              11                         41
            Proceeds from the sale of mortgages
                and PHEAA loans                                           567                        669
            Net increase in mortgage and PHEAA loans
                 held for sale, excluding provision for
                loans losses and change in deferred
                loan fees                                              (1,086)                    (1,278)
            Increase in other assets                                     (401)                      (443)
            Amortization of goodwill                                       10                         10
            Increase in accrued interest payable                          437                        196
            Increase in other liabilities                                 299                        109
---------------------------------------------------------------------------------------------------------
     Total adjustments to reconcile net income to net cash
        from operating activities                                          44                       (413)
---------------------------------------------------------------------------------------------------------
Net cash from operating activities                                        895                        400
---------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Proceeds from maturities and calls of investment
        securities                                                        322                      6,075
     Proceeds from maturities and calls of
        securities available for sale                                  14,344                     17,739
     Purchases of investment securities                               (10,217)                    (3,053)
     Purchase of securities available for sale                        (28,534)                   (25,051)
     Net increase in loans made to customers, excluding
        provision for loan losses and change in
        deferred loan fees                                             (1,840)                    (4,823)
     Acquisition of premises and equipment                               (202)                      (400)
     Proceeds from sale of premises and equipment                           7                          -
     Proceeds from sale of other real estate                               57                          2
---------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                 (26,063)                    (9,511)
---------------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statements of Cash Flows, Continued (Unaudited)

                                                                          Three Months Ended
                                                                        (Dollars in thousands)
--------------------------------------------------------------------------------------------------------
                                                               March 31,                   March 31,
                                                                    1997                       1996
--------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net increase in demand, NOW and Super NOW,
        savings, money market and time deposits.                      $ 6,490                     3,144
     Dividends paid                                                      (481)                     (418)
     Increase in Other borrowed money                                  19,717                         -
--------------------------------------------------------------------------------------------------------

Net cash from financing activities                                     25,726                     2,726
--------------------------------------------------------------------------------------------------------

Net increase  in cash and cash equivalents                                558                    (6,385)

Cash and cash equivalents at beginning of period                       21,028                    21,177
--------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                           $ 21,586                    14,792
--------------------------------------------------------------------------------------------------------

Supplemental Disclosure:
     Cash payments for interest                                         2,510                     2,638
     Cash payments for income taxes                                       400                       375
     Transfer of assets from loans
        to other real estate                                              281                       134
     Net unrealized loss (gain) on securities
        available for sale                                                964                       415
     Tax effect on unrealized loss (gain)
        on securities available for sale                                  328                       141
--------------------------------------------------------------------------------------------------------

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

    Basis of Financial Statement Presentation--The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended December 31, 1996. The results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. All material intercompany balances and transactions between the Company and its subsidiary have been eliminated. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

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

    Other Real Estate Owned--Other real estate owned consists of real estate acquired through foreclosure and is stated at the lower of estimated fair value, less estimated disposal costs, or cost. Allowances for declines in value subsequent to acquisition were not necessary at both March 31, 1997 and 1996. While management uses the best information available to make its evaluations, future adjustments to the valuation of other real estate may be necessary if economic conditions differ significantly from the assumption used in making the evaluation.

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

    Impaired Loans-- As of March 31, 1997, the Company had impaired loans with a total recorded investment of $1,913,000 and $1,160,000 on March 31, 1996. The average recorded investment for the three month period ended March 31, 1997 was $1,918,000 and $1,149,000 on March 31, 1996. As of March 31, 1997, the amount of recorded investment in impaired loans for which there is a related allowance for credit losses and amount of the allowance is $879,000 and $310,000 respectively and $825,000 and $248,000 for the prior year. The amount of the recorded investment in impaired loans for which there was no related allowance for credit losses at March 31, 1997 was $1,034,000 and $335,000 on March 31, 1996. For
purposes of applying the measurement criteria for impaired loans under SFAS No. 114, as amended, the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans, as well as commercial, financial, and agricultural loans with balance less the $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes nonaccrual, or earlier if based on management's assessment of the relevant facts and circumstances, it is probable that a creditor will be unable to collect all assets due according to the contractual terms of the loan agreement. The Company's policy for the recognition of interest income on impaired loans is the same as for nonaccrual loans (described previously). Cash receipts on impaired loans are not recognized as income, but are applied to principal. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This
Statement provides accounting and reporting standards for transfer and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial - components approach that focuses on control. It distinguishes transfer of financial assets that are sales from transfer that are secured borrowings. SFAS No. 125 is required to be adopted by the Company in 1997, except for certain sections of SFAS No. 125 which are deferred in accordance with SFAS No. 127. The adoption of the applicable sections of SFAS No. 125 did not materially effect the Company's results of operation, financial condition, or stockholders' equity.

    (1)  Continued:

    In February 1997, the FASB issued SFAS No. 128, Earning Per Share. This statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion NO. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented.


     (2)  Investment Securities

Securities available for sale at March 31, 1997, December 31, 1996 and March 31, 1996 are summarized as follows:




                                                          March 31,                  December 31,                March 31,
                                                            1997                        1996                        1996
                                                      Cost    Market Value        Cost    Market Value        Cost    Market Value
                                            --------------------------------------------------------------------------------------
U.S. Treasury Securities                            $ 4,520       4,495           2,501       2,504           2,491       2,488
Federal agency mortgage based
     obligations                                     22,043      21,771           7,880       7,822          14,897      14,762
Other obligations of Federal agencies                56,064      55,080          59,194      58,852          60,217      59,799
Obligations of State and Political subdivisions       5,716       5,760           4,631       4,755             100         100
Other securities                                      2,101       2,101           2,086       2,086           2,086       2,086
                                            --------------------------------------------------------------------------------------

Securities available for sale:                      $90,444      89,207          76,292      76,019          79,791      79,235
                                            --------------------------------------------------------------------------------------

    The adjustment in stockholders' equity for the unrealized loss of the securities available for sale at March 31, 1997, net of tax, was $(816,000). Included in net deferred tax assets is $421,000 for this same unrealized loss.


    Held-to-maturity securities are those securities for which the Company has the ability and interest to hold the security until maturity. These securities are accounted for at amortized cost. Securities at March 31, 1997, December 31, 1996 and March 31, 1996 consist of held-to-maturity securities are summarized as follows:

                                                          March 31,                 December 31,                  March 31,
                                                            1997                        1996                        1996
                                                      Cost    Market Value        Cost    Market Value        Cost    Market Value
                                            ------------------------------------------------------------------------------------
Federal agency mortgage based
     obligations                                    $10,102       9,933               -           -               -           -
Other obligations of Federal agencies                 9,663       9,526           9,669       9,569           9,691       9,551
Obligations of State and Political subdivisions      11,032      11,135          11,191      11,391           9,122       9,127
Corporate Notes                                           -           -               -           -             200         202
                                            ------------------------------------------------------------------------------------

Investment Securities:                             $ 30,797      30,594          20,860      20,960          19,013      18,880
                                            ------------------------------------------------------------------------------------

(3) Stockholders' Equity and Per Share Data-- In the second quarter of 1996 the Company's Board of Directors declared a two for one stock split effected in the form of a stock dividend. The split is effective on July 15, 1996. These financial statements have been adjusted to reflect the stock split.

    At March 31, 1997 there were 25,000,000 shares of common stock at $1 par value authorized with 2,828,912 shares issued and outstanding.

    Through March 31, 1997 the Company has issued and outstanding 182,725 options to purchase shares of the Company, exercisable at between $8.00 to $13.00 per share. Such options were issued with exercise prices equal to the market value of the Company's common shares at the time of the grant. In the first quarter Officers of the Company did not exercise any of the previously issued options.

    Earnings per share for 1997 and 1996 were determined by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. The common stock equivalents consist of common stock options.

    The market value of the common shares of the Company at March 31, 1997 was $23.75. The average number of primary shares outstanding (including dilutive common stock equivalents) in 1997 was 2,931,874 shares. The average number of fully diluted shares outstanding (including dilutive common stock equivalents) in 1997 was 2,932,277 shares. The Company currently has one million shares of authorized, but unissued perferred stock.

Financial Review Management's Discussion and Analysis of Financial Condition and Result of Operation

Highlights

    Total Assets were $356,890,000 at March 31, 1997 and $324,217,000 at March 31, 1996 which is an increase of $32,673,000 or 10.1%. Deposits increased by $11,040,000 from $291,396,000 at March 31, 1996 which is a increase of 3.8% at
March 31, 1997. Total loan volume as of March 31, 1996 stood at $199,739,000, increasing by $3,516,000 or 1.8% to $203,255,000 at March 31, 1997. At March 31,
1997, total assets increased $26,677,000 over December 31, 1996, deposits increased $6,490,000 or 2.2% and loans increased $1,957,000 or 1.0%.

    The average earning assets were $325,624,000 during the Three months ended March 31, 1997 and $302,770,000 during the Three months ended March 31, 1996. This is an increase of $22,854,000 or 7.5%.

    Average total assets during the Three months ended March 31, 1997 were $347,650,000 and $322,743,000 for the Three months ended March 31, 1996. The return on average total assets was 1.0% for the Three months ended March 31, 1997 and 1.0% for the same period of 1996. Return on average equity for the first Three months of 1997 and 1996 were 11.2% and 11.3% respectively. Average equity for both periods was $30,436,000 for the first Three months of 1997 and $28,682,000 for the first Three months of 1996.

     Net income per share was $0.29 for the first Three months of 1997 and $0.28 for the first Three months of 1996. Fully diluted earnings per share data is based on share equivalent of 2,932,277 March 31, 1997 and 2,917,736 shares March 31, 1996. Net income increased $38,000 or 4.7% comparing the first Three months of 1997 to the first Three months of 1996, and is attributed to the increase in net interest revenue and total other operating income. This increase was offset by a lesser increase in total other operating expense.

    Had the Company adopted SFAS No. 128 as of March 31, 1997, the proforma disclosure of basic earnings per share would have been $0.30 and $0.29 for the three months ended March 31, 1997 and 1996. The proforma disclosure of diluted earnings per share would have been $0.29 and $0.28 for the three months ended March 31, 1997 and 1996, respectively.

Net Interest Revenue

    Net interest income for the first Three months of 1997 increased $194,000 or 6.1% compared with the same period of 1996. While total interest revenue increased $307,000 or 5.1%, interest paid increased by $113,000 or 4.0% resulting in a net effect of a increase of $194,000 or 6.1% in net interest income. The increase in interest income was the result of a $22,854,000 increase in the total average of interest earning assets, primarily securities. Management is constantly monitoring the securities and loan portfolios in response to changes in the various risks that are applicable to these assets and changes in the Company's asset/liability strategy. These changes in risk and strategy called for management to sell loans of $10,700,000 in December of 1996 and borrow $20,000,000 from Federal Home Loan Bank of Pittsburgh in January 1997 (which will be repaid monthly ending in the year 2002). The sale of loans and the borrowing of money allowed management to alter the composition of these portfolios to address interest rate, pre-payment and credit risk. Offsetting the increase of interest on investments of $396,000 was interest expense on other borrowed money and note payable which was up $253,000. This was the major contributing factor to the increase of net interest income.

Financial Review Management's Discussion and Analysis of Financial Condition and Result of Operation, continued


Provision / Reserve for Possible Loan Losses and Nonperforming Loans

                                                  Three Months Ended March 31,
                                                        1997             1996
                                                 -----------------------------

Balance at beginning of period                   $   2,750,000       2,742,000
Recoveries                                               8,000           1,000
Less:  Charge Offs                                     194,000          75,000
Provision for Loan Losses                              135,000         120,000
------------------------------------------------------------------------------
Balance at end of period                         $   2,699,000       2,788,000
------------------------------------------------------------------------------

The provision for possible loan losses for the first Three months of 1997 amounted to $135,000. It was $120,000 for the first Three months of 1996. Net charge offs for the first Three months of 1997 totaled $186,000 while net charge offs for the same period of 1996 were $74,000. The ratio of net charge offs during the first Three months of 1997 to average loans outstanding during the same period was .09% and for the first Three months of 1996 was .04%.

    The reserve for possible loan losses at March 31, 1997 totaled $2,699,000, decreasing $89,000, 3.2% from $2,788,000 at March 31, 1996. The Company ratio of reserve for possible loan losses to total loans outstanding was 1.3% at March 31, 1997, and the same ratio as of March 31, 1996 was 1.4%


    Non-performing loans are listed as follows:

                                     03/31/97                 03/31/96
                                     --------                 --------
Non Accrual                       $    4,334,000           $   2,417,000
Restructured                             672,000                 555,000
                                  --------------           -------------
                                  $    5,006,000           $   2,972,000

    The Bank experienced a $2,034,000 increase in non-performing loans in the first quarter of 1997 over the same period in 1996. Non-accrual loans increased $1,917,000 to $4,334,000. The $1,917,000 increase primarily consists of ten (10) borrowers representing $1,420,000 of the increase. There are specific loan loss reserves of $255,000 allocated to the ten loans representing the $1,420,000. The remainder of the balance is fully collateralized.

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

    The loan loss reserve as of March 31, 1997 has been deemed adequate by management. This amount is sufficient to cover inherent losses given the moderate past due, nonperforming and classified levels. Determination for loan loss reserve adequacy follows the guidelines in the Comptroller's Banking Circular No.201(revised), including risk loss analysis, specific allocations for problematic credits and provision for class loans, and the requirements of SFAS No. 114.

Other Operating Revenue

    Other operating revenue for the first Three months of 1996 was $379,000 increasing 41.7% to $537,000 reported for the first Three months of 1997. Service charge income on deposit accounts and other income increased in 1997 due to an increase in fees collected for returned items and an increased number of accounts subject to service fee routines of the Bank. In addition 34 ATM machines were placed in service during the fourth quarter of 1996 in which a surcharge per transaction has been collected. In October of 1996 pricing of service charges and maintenance fees were increased based upon a cost analysis completed by the bank. This resulted in an increase in total other operating income for the first Three months of 1997.

Financial Review Management's Discussion and Analysis of Financial Condition and Result of Operation, continued

Other Operating Expenses

    Total other operating expenses were $2,300,000 in the first Three months of 1996 while other operating expenses were $2,586,000 in the first Three months of 1997; reflecting an increase of $286,000 or 12.4% for the first Three months of 1997. The 1997 increase is attributable to normal salary increases and an increase in full time equivalent, which included the additional staff for two new branches opened from October 1996 through December 1996. Salary and employee benefit increased by 3.5% as well as an increase of 8.7% for net occupancy expense of bank premises. Other expenses increased by 34.6% in 1997. The increase was attributable to various areas due to the growth of the Bank and outsourcing. The largest increases were in stationary, printing, and supplies, marketing and courier expense. The growth of the Bank and a significant increase in the cost of paper resulted in an increase in stationary, printing, and supplies for 1997 over 1996 of $20,000. The Bank's marketing expense increased $20,000 due to marketing a larger geographical area for the new branch locations and the addition of 34 ATM machines. The expense for courier service increased $28,000 due to the additional requirement necessary to service the Bank's expanded branch network. Other areas with increases over 1996 were automated teller machines and related card holder services up $21,000, postage up $11,000 and expenses for Legal fees, and consultant fees were up $52,000.

Income Taxes

    The provision for income taxes for the first Three months of 1997 was $340,000 and $327,000 for the first Three months of 1996. This reflects the current tax rates and the level of income for both periods. This is the estimated provision for income tax for the period as determined by operations of the corporation.

Capital Management and Liquidity and Rate Sensitivity

    The objectives of the Corporation's capital management policy places an emphasis on both current financial positioning and future capital needs based on anticipated growth. These objectives are maintained by management which monitors its liquidity requirements through its asset/liability management program. This program, with other management analysis, enables the bank to meet its cash flow requirements and adapt to the changing needs of the Corporation's customers and the requirements of regulatory agencies. The Corporation's principal source of liquidity has been short-term U.S. Government and U.S. Agency obligations, and various corporate notes. Money market investments and portfolio investments are kept liquid in order to effectively match our current deposit structure. The Corporation is affected by changes in the level of rates of interest. Earnings will be sensitive to interest rate changes to the degree that the average yield on assets responds differently to a change in interest rates than does average cost of funds. Adequate liquidity affords the Corporation flexibility in meeting consumer loan demand and deposit fluctuations.

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

Effects of Inflation

    The economic outlook for the remaining part of 1997 remains unsettled and uncertain. The Federal Reserve may have the task of sustaining expansion while stemming inflationary trends, in the realm of current fiscal policy. Economic conditions are reviewed by management in a continuing effort to adjust to the changing economic environment. The effects of these changes on the banking industry as a whole in the Company's market area are reviewed by management in order to compete at a level consistent with the goals of profitability and sound management policy.

Financial Review Management's Discussion and Analysis of Financial Condition and Result of Operation

Effects of Inflation(continued)

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


                                      PIONEER AMERICAN HOLDING COMPANY, CORP.

Date:  May  7, 1997                   By   /s/ Donald A. Hoyle, Jr
       ------------                      ----------------------------------
                                           Donald A. Hoyle, Jr
                                           President & C.E.O.

Date:  May  7, 1997
       ------------
                                      By   /s/ John W. Reuther
                                         ----------------------------------
                                           John W. Reuther
                                           Senior Executive Vice President &
                                           Chief Financial Officer