Form 10-Q
period 1997-06-30
PIONEER AMERICAN HOLDING CO CORP
filed 1997-08-08
CIK 760731

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended June 30, 1997
                  -------------
Commission file number 0-14506
                       -------
                     Pioneer American Holding Company, Corp.
                     ---------------------------------------
            (Exact name of registrant as specified in its charter)

       Pennsylvania                                         23-2319931
       ------------                                         ----------
(State or other jurisdiction of
 incorporation or organization)             (I.R.S. Employer Identification No.)


     41 North Main Street, Carbondale  PA                   18407
     ------------------------------------                   -----
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

Common Stock, $1.00 Par Value--2,861,533 common shares as of June 30, 1997.

                                      INDEX


                     PIONEER AMERICAN HOLDING COMPANY, CORP.


PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Condensed consolidated balance sheets--June 30, 1997,
               December 31, 1996 and June 30, 1996 ......................................... Pages 2-3

              Condensed consolidated statements of income--Six  months
               ended June 30, 1997 and 1996 ................................................. Page  4

              Condensed consolidated statements of cash flows--Six months ended June 30, 1997 and 1996 ................................................. Pages 5-6

              Notes to condensed consolidated financial statements--
               June 30, 1997 ................................................................ Pages 7-10

      Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations. .................................................. Pages 11-14

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings ............................................................ Page 15

      Item 2.  Changes in Securities ........................................................ Page 15

      Item 3.  Defaults upon Senior Securities .............................................. Page 15

      Item 4.  Submission of Matters to a Vote of Security Holders .......................... Page 15

      Item 5.  Other Information ............................................................ Page 15

      Item 6.  Exhibits and Reports on form 8-K ............................................. Page 15



      SIGNATURES ............................................................................ Page 16





PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Balance Sheets (Unaudited)

                                                                                (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------
                                                                      June 30,        December 31,        June 30,
ASSETS                                                                   1997                1996            1996
------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                           $    16,427               14,573         10,826
Federal funds sold                                                      3,300                6,455              -

Securities available for sale (cost of securities of $90,734 on June 30, 1997, $76,292 on December 31, 1996
   and $76,290 on June 30, 1996)

   U.S. Treasury securities                                             4,517                2,504          2,493
   Federal agency mortgage based obligations                           21,613                7,822         14,278
   Other obligations of Federal agancies                               55,859               58,852         55,341
   Obligations of states and political subdivisions                     6,686                4,755              -
   Other securities                                                     2,101                2,086          2,086
------------------------------------------------------------------------------------------------------------------
Total securities available for sale                                    90,776               76,019         74,198
------------------------------------------------------------------------------------------------------------------

Investment securities (approximate market value of $31,489 on June 30, 1997, $20,960 on Dec 31, 1996 and $21,292 on June 30, 1996)

      Federal agency mortgage based obligations                         9,955                    -              -
      Other obligations of Federal agencies                             8,657                9,669         10,683
      Obligations of states and political subdivisions                 12,596               11,191         10,855
      Corporate notes                                                       -                    -            200
------------------------------------------------------------------------------------------------------------------
Total investment securities                                            31,208               20,860         21,738
------------------------------------------------------------------------------------------------------------------
Loans, net of unearned discount and deferred loan fees                204,937              204,048        207,475
Allowance for possible loan losses                                     (2,580)              (2,750)        (2,811)
------------------------------------------------------------------------------------------------------------------
Net loans                                                             202,357              201,298        204,664
------------------------------------------------------------------------------------------------------------------

Accrued interest receivable                                             3,138                2,592          2,839
Premises and equipment                                                  5,582                5,076          5,132
Other real estate owned                                                   991                  776            993
Other assets                                                            2,618                1,896          3,332
Cost in excess of fair value of net assets acquired
   (net of accumulated amortization of $894 June 30, 1997
   $875 December 31, 1996 and $855 June 30, 1996)                         649                  668            688
------------------------------------------------------------------------------------------------------------------

Total assets                                                      $   357,046              330,213        324,410
------------------------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Balance Sheets, Continued (Unaudited)

                                                                                (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------
                                                                      June 30,        December 31,        June 30,
Liabilities and Stockholders' Equity                                    1997              1996               1996
------------------------------------------------------------------------------------------------------------------

Deposits:
   Demand - noninterest bearing                                   $     39,015          37,643             34,914
   NOW and Super NOW                                                    24,934          23,410             16,004
   Savings                                                              55,713          53,175             57,427
   Money Market                                                         23,396          25,020             24,050
   Time                                                                158,210         156,698            156,069
------------------------------------------------------------------------------------------------------------------
Total deposits                                                         301,268         295,946            288,464
------------------------------------------------------------------------------------------------------------------

Accrued interest payable                                                 2,662           2,201              2,601
Dividends payable                                                          486             481                477
Note payable                                                               275             275                275
Other borowed money                                                     18,857               -              2,750
Other liabilities                                                        1,905           1,047              1,863
------------------------------------------------------------------------------------------------------------------

Total liabilities                                                      325,453         299,950            296,430
------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Common stock, $1 par value per share,
   25,000,000 shares authorized; 2,861,533 shares on
   June 30, 1997, 2,828,912 on Dec. 31, 1996 and
   2,808,486 on June 30, 1996 issued and outstanding                     2,862           2,829              2,808
   Additional paid-in capital                                           11,474          11,233             11,200
   Undivided profits                                                    17,230          16,381             15,353
   Net unrealized holding gains (losses) on
      available for sale securities                                         27            (180)            (1,381)
------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                              31,593          30,263             27,980
------------------------------------------------------------------------------------------------------------------



Total liabilities and stockholders' equity                        $    357,046         330,213            324,410
------------------------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statements of Income (Unaudited)

                                                         Three Months Ended            Six Months Ended
                                                       (Dollars in thousands)      (Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------
                                                         June 30,        June 30,        June 30,        June 30,
                                                           1997            1996            1997            1996
-----------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                       $      4,546            4,617           8,953           9,100
   Interest on Federal funds sold                             56               39             170             166
   Interest on investments:
      Taxable                                              1,770            1,377           3,350           2,666
      Non-taxable                                            257              130             478             246
-----------------------------------------------------------------------------------------------------------------
Total interest income                                      6,629            6,163          12,951          12,178
-----------------------------------------------------------------------------------------------------------------
Interest expense:
   Interest on other borrowed money & note payable           314               14             571              18
   Interest on deposits                                    3,011            2,670           5,701           5,500
-----------------------------------------------------------------------------------------------------------------
Total interest expense                                     3,325            2,684           6,272           5,518
-----------------------------------------------------------------------------------------------------------------
Net interest income                                        3,304            3,479           6,679           6,660

Provision for possible loan losses                           140              115             275             235
-----------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses        3,164            3,364           6,404           6,425
-----------------------------------------------------------------------------------------------------------------
Other operating income:
   Service charges on deposit accounts                       334              266             675             519
   Gain on call of securities                                  -                -               2               -
   Gain on available for sale securities                      36                -              36               -
   Other income                                              257              157             451             283
-----------------------------------------------------------------------------------------------------------------
Total other operating income                                 627              423           1,164             802
-----------------------------------------------------------------------------------------------------------------
Other operating expenses:
   Salaries and employee benefits                          1,240            1,270           2,521           2,508
   Net occupancy expense of bank premises                    261              214             512             445
   Furniture and equipment expenses                          174              149             341             310
   Data processing expense                                    60               60             122             117
   Other expenses                                            736              783           1,561           1,396
-----------------------------------------------------------------------------------------------------------------
Total other operating expenses                             2,471            2,476           5,057           4,776
-----------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect
   of change in accounting principle                       1,320            1,311           2,511           2,451

Income tax expense                                           355              410             695             737
-----------------------------------------------------------------------------------------------------------------
Net income                                          $        965              901           1,816           1,714
-----------------------------------------------------------------------------------------------------------------
Per Share Data:

Primary net income per common share equivalent      $       0.33             0.31            0.62            0.59
Fully diluted net income per common share equivalent        0.33             0.31            0.62            0.59
-----------------------------------------------------------------------------------------------------------------
Weighted average of primary shares (including
   dilutive common stock equivalents)                  2,939,809        2,917,482       2,936,175       2,917,596

Weighted average of fully dilutive shares (including
   common stock equivalents)                           2,939,809        2,917,482       2,936,175       2,917,596



PIONEER AMERICAN HOLDING COMPANY, CORP
Consolidated Statements of Cash Flows (Unaudited)

                                                                           Six Months Ended
                                                                        (Dollars in thousands)
----------------------------------------------------------------------------------------------------
                                                                     June 30,               June 30,
                                                                       1997                   1996
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                    $      1,816                 1,714

   Adjustments to reconcile net income to net
      cash from operating activities:
        Net gain on call of securities                                     (2)                    -
        Net gain on securities available for sale                         (36)                    -
        Accretion of discount on securities
          and money market investments                                    (36)                  (70)
        Amortization of premium on investment
          securities                                                       38                    68
        Provision for possible loan losses                                275                   235
        Increase (decrease) in deferred loan fees                         (20)                  (16)
        Decrease (increase) in accrued interest receivable               (546)                 (206)
        Depreciation and amortization of premises
          and equipment                                                   417                   381
        Loss (gain) on sales of premises and equipment                     (5)                   (7)
        Loss on sale of other real estate                                  11                    43
        Proceeds from the sale of mortgages
          and PHEAA loans                                               1,701                 1,262
        Net increase in mortgage and PHEAA loans
          held for sale, excluding provision for
           loans losses and change in deferred
           loan fees                                                   (1,773)               (1,399)
        Increase in other assets                                         (829)               (1,170)
        Amortization of goodwill                                           19                    19
        Increase in accrued interest payable                              461                   499
        Increase in other liabilities                                     858                   755
----------------------------------------------------------------------------------------------------
   Total adjustments to reconcile net income to net cash
      from operating activities                                           533                   394
----------------------------------------------------------------------------------------------------
Net cash from operating activities                                      2,349                 2,108
----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from maturities and calls of investment
      securities                                                        1,710                 6,465
   Proceeds from maturities and calls of
      securities available for sale                                    17,251                24,630
   Proceeds from sales of securities available for sale                 2,025                     -
   Purchases of investment securities                                 (12,018)               (4,046)
   Purchase of securities available for sale                          (33,722)              (30,573)
   Net increase in loans made to customers, excluding
      provision for loan losses and change in
      deferred loan fees                                               (1,546)              (10,325)
   Acquisition of premises and equipment                                 (953)                 (737)
   Proceeds from sale of premises and equipment                            35                    14
   Proceeds from sale of other real estate                                 78                    30
----------------------------------------------------------------------------------------------------

Net cash used in investing activities                                 (27,140)              (14,542)
----------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY,CORP
Consolidated Statements of Cash Flows, Continued (Unaudited)

                                                                       Six Months Ended
                                                                     (Dollars in thousands)
----------------------------------------------------------------------------------------------------
                                                                June 30,                June 30,
                                                                 1997                    1996
----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in demand, NOW and Super NOW,
     savings, money market and time deposits.             $     5,322                       212
   Dividends paid                                                (962)                     (879)
   Exercise of stock options                                      273                         -
   Increase in Other borrowed money                            18,857                     2,750
----------------------------------------------------------------------------------------------------

Net cash from financing activities                             23,490                     2,083
----------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                      (1,301)                  (10,351)

Cash and cash equivalents at beginning of period               21,028                    21,177
----------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                $    19,727                    10,826
----------------------------------------------------------------------------------------------------

Supplemental Disclosure:
   Cash payments for interest                                   5,811                     5,019
   Cash payments for income taxes                                 700                       800
   Transfer of assets from loans
     to other real estate                                         304                       134
   Net unrealized loss (gain) on securities
     available for sale                                          (315)                    1,951
   Tax effect on unrealized loss (gain)
     on securities available for sale                            (108)                      663
----------------------------------------------------------------------------------------------------

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

    Basis of Financial Statement Presentation--The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended December 31, 1996. The results for the Six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. All material intercompany balances and transactions between the Company and its subsidiary have been eliminated. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

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

    Other Real Estate Owned--Other real estate owned consists of real estate acquired through foreclosure and is stated at the lower of estimated fair value, less estimated disposal costs, or cost. Allowances for declines in value subsequent to acquisition were not necessary at June 30, 1997, December 31, 1996 and June 30, 1996. While management uses the best information available to make its evaluations, future adjustments to the valuation of other real estate may be necessary if economic conditions differ significantly from the assumption used in making the evaluation.

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

    Impaired Loans--As of June 30, 1997, the Company had impaired loans with a total recorded investment of $2,065,000 and $1,230,000 on June 30, 1996. The average recorded investment for the Six month period ended June 30, 1997 was $1,912,000 and $1,153,000 on June 30, 1996. As of June 30, 1997, the amount of recorded investment in impaired loans for which there is a related allowance for credit losses and amount of the allowance is $560,000 and $197,000 respectively and $1,047,000 and $275,000 for the prior year. The amount of the recorded investment in impaired loans for which there was no related allowance for credit losses at June 30, 1997 was $1,505,000 and $183,000 on June 30, 1996. For
purposes of applying the measurement criteria for impaired loans under SFAS No. 114, as amended, the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans, as well as commercial, financial, and agricultural loans with balances less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes nonaccrual, or earlier if based on management's assessment of the relevant facts and circumstances, it is probable that a creditor will be unable to collect all assets due according to the contractual terms of the loan agreement. The Company's policy for the recognition of interest income on impaired loans is the same as for nonaccrual loans (described previously). Cash receipts on impaired loans are not recognized as income, but are applied to principal. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

     In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Exting-uishments of Liabilities. This Statement provides accounting and reporting standards for transfer and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial - components approach that focuses on control. It distinguishes transfer of financial assets that are sales from transfer that are secured borrowings. SFAS No. 125 is required to be adopted by the Company in 1997, except for certain sections of SFAS No. 125 which are deferred in accordance with SFAS No. 127. The adoption of the applicable sections of SFAS No. 125 did not materially effect the Company's results of operation, financial condition, or stockholders' equity.

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

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will include this new reporting information in its 1998 consolidated financial statements as required.

     In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Management has not yet determined the impact, if any, of this statement on the Company's future disclosures.

     (2)  Investment Securities

    Securities available for sale at June 30, 1997, December 31, 1996 and June 30, 1996 are summarized as follows:



                                                       June 30,               December 31,                 June 30,
                                                         1997                     1996                      1996
                                                 Cost       Market Value     Cost    Market Value       Cost       Market Value
                                             ----------------------------------------------------------------------------------
U.S. Treasury Securities                      $ 4,521       4,517            2,501      2,504           2,501          2,493
Federal agency mortgage based
 obligations                                   21,628      21,613            7,880      7,822          14,495         14,278
Other obligations of Federal agencies          56,070      55,859           59,194     58,852          57,208         55,341
Obligations of State and Political
 subdivisions                                   6,414       6,686            4,631      4,755               -              -
Other securities                                2,101       2,101            2,086      2,086           2,086          2,086
                                             ----------------------------------------------------------------------------------

Securities available for sale:                $90,734      90,776           76,292     76,019          76,290         74,198
                                             ----------------------------------------------------------------------------------

    The adjustment in stockholders' equity for the unrealized gain of the securities available for sale at June 30, 1997, net of tax, was $27,000. Included in net deferred tax assets is $(15,000) for this same unrealized gain.

    Held-to-maturity securities are those securities for which the Company has the ability and interest to hold the security until maturity. These securities are accounted for at amortized cost. Securities at June 30, 1997, December 31, 1996 and June 30, 1996 consist of held-to-maturity securities are summarized as follows:


Notes to Condensed Consolidated Financial Statements, continued


(2)  Investment Securities, (continued)


                                                     June 30,               December 31,                June 30,
                                                      1997                     1996                       1996
                                                 Cost     Market Value     Cost     Market Value      Cost     Market Value
                                             ------------------------------------------------------------------------------
Federal agency mortgage based                $   9,955        9,964            -          -               -             -
  obligations                                    8,657        8,567        9,669      9,569          10,683        10,331
Other obligations of Federal agencies           12,596       12,958       11,191     11,391          10,855        10,760
Obligations of State and Political
 subdivisions                                        -            -            -          -             200           201
Corporate Notes                              ------------------------------------------------------------------------------

Investment securities:                       $  31,208       31,489       20,860     20,960          21,738        21,292
                                             ------------------------------------------------------------------------------


  (3)  Stockholders' Equity and Per Share Data

    In the second quarter of 1996 the Company's Board of Directors declared a two for one stock split effected in the form of a stock dividend. The split is effective on July 15, 1996. These financial statements have been adjusted to reflect the stock split.

    At June 30, 1997 there were 25,000,000 shares of common stock at $1 par value authorized with 2,861,533 shares issued and outstanding.

    Through June 30, 1997 the Company has issued and outstanding 147,128 options to purchase shares of the Company, exercisable at between $8.00 to $13.00 per share. Such options were issued with exercise prices equal to the market value of the Company's common shares at the time of the grant. In the second quarter officers of the Company did exercise 35,597 of the previously issued options.

    Earnings per share for 1997 and 1996 were determined by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. The common stock equivalents consist of common stock options.

    The market value of the common shares of the Company at June 30, 1997 was $23.75. The average number of primary shares outstanding (including dilutive common stock equivalents) in 1997 was 2,936,175 shares year to date and 2,939,809 shares for the second quarter. The average number of fully diluted shares outstanding (including dilutive common stock equivalents) in 1997 was 2,936,175 shares year to date and 2,939,809 shares for the second quarter. The Company currently has one million shares of authorized, but unissued perferred stock.

Financial Review Management's Discussion and Analysis of Financial Condition and Result of Operation

Highlights

    Total Assets were $357,046,000 at June 30, 1997 and $324,410,000 at June 30,
1996 which is an increase of $32,636,000 or 10.1%. Deposits increased by $12,804,000 from $288,464,000 at June 30, 1996 which is a increase of 4.4% at
June 30, 1997. Total gross loans as of June 30, 1996 stood at $204,664,000, decreasing by $2,307,000 or 1.1% to $202,357,000 at June 30, 1997. At June 30,
1997, total assets increased $26,833,000 or 8.1% over December 31, 1996, deposits increased $5,322,000 or 1.8% and loans increased $1,059,000 or .5%.

    The average earning assets were $328,950,000 during the six months ended June 30, 1997 and $304,303,000 during the six months ended June 30, 1996. This is an increase of $24,647,000 or 8.1%.

    Average total assets during the six months ended June 30, 1997 were $351,580,000 and $324,976,000 for the six months ended June 30, 1996. The return on average total assets was 1.0% for the six months ended June 30, 1997 and 1.1% for the same period of 1996. Return on average equity for the first six months of 1997 and 1996 were 11.9% and 12.0% respectively. Average equity for both periods was $30,543,000 for the first six months of 1997 and $28,638,000 for the first six months of 1996.

    Net income increased $102,000 or 6.0% comparing the first six months of 1997 to the first six months of 1996, and is attributed to the increase in net interest revenue and total other operating income. This increase was offset by a lesser increase in total other operating expense. Net income for the second quarter of 1997 increased $64,000 or 7.1% compared to the same period of 1996. The increase in 1997 was driven by an increase in total other operating income. This was partially offset by a decrease in net interest income.

    Net income per share was $0.62 for the first six months of 1997 and $0.59 for the first six months of 1996. Net income per share for three months ended June 30, 1997 and June 30, 1996 was $0.33 and $0.31 respectively. Had the Company adopted SFAS No. 128 as of June 30, 1997, the proforma disclosure of basic earnings per share would have been $0.64 and $0.61 for the six months ended June 30, 1997 and 1996, and $0.34 and $0.32 for the three months ended June 30, 1997 and 1996, respectively. The proforma disclosure of diluted earnings per share would have been $0.62 and $0.59 for the six months ended June 30, 1997 and 1996, and $0.33 and $0.31 for the three months ended June 30, 1997 and 1996, respectively.

Net Interest Revenue

    Net interest income for the first six months of 1997 increased $19,000 or .3% compared with the same period of 1996. While total interest revenue increased $773,000 or 6.3%, interest paid increased by $754,000 or 13.7% resulting in a net effect of a increase of $19,000 or .3% in net interest income. The increase in interest income was the result of a $24,647,000 increase in the total average of interest earning assets, primarily securities. Interest expense is up for the second quarter due to a lower interest rate being paid than agreed upon on certain interest bearing accounts opened in the second quarter of 1996. The total interest adjustment on these accounts amounted to $204,000 which was a direct interest expense for the second quarter of 1997. This direct interest expense of $204,000 was attributed to the decrease in net interest income of $175,000 or 5.0% for the three months ended June 30, 1997, compared to the same period of 1996. Management is constantly monitoring the securities and loan portfolios in response to changes in the various risks that are applicable to these assets and changes in the Company's asset/liability strategy. These changes in risk and strategy called for management to sell loans of $10,700,000 in December of 1996 and borrow $20,000,000 from Federal Home Loan Bank of Pittsburgh in January 1997 (which will be repaid monthly ending in the year 2002). The sale of loans and the borrowing of money allowed management to alter the composition of these portfolios to address interest rate, pre-payment and credit risk. Offsetting the increase of interest on investments of $916,000 for the six month ended June 30, 1997, and $520,000 for the three months ended June 30, 1997, was interest expense on other borrowed money and note payable which was up $553,000 for the six months ended June 30, 1997, and $300,000 for the three months ended June 30, 1997. This was the major contributing factor to the increase of net interest income.

Financial Review Management's Discussion and Analysis of Financial Condition and Result of Operation, continued

Provision / Reserve for Possible Loan Losses and Nonperforming Loans

                                                Six Months Ended June 30,
                                                  1997              1996
                                             -----------------------------
Balance at beginning of period               $ 2,750,000         2,742,000
Recoveries                                        14,000             6,000
Less: Charge Offs                                459,000           172,000
Provision for Loan Losses                        275,000           235,000
--------------------------------------------------------------------------
Balance at end of period                     $ 2,580,000         2,811,000
--------------------------------------------------------------------------

    The provision for possible loan losses for the first six months of 1997 amounted to $275,000, and $140,000 for the three months ended June 30, 1997. It was $235,000 for the first six months of 1996, and $115,000 for the three months ended June 30, 1996. Net charge offs for the first six months of 1997 totaled $445,000 while net charge offs for the same period of 1996 were $166,000. Net charge offs for the three months ended June 30, 1997 was $259,000 while net charge offs for the same period of 1996 was $92,000. The significant increase in charge offs was due to three specific loans that were not fully collateralized. The ratio of net charge offs during the first six months of 1997 to average loans outstanding during the same period was .2% and for the first six months of 1996 was .1%. This ratio for the three months ended June 30, 1997 and 1996 was
 .1% and .04% respectively.

    The reserve for possible loan losses at June 30, 1997 totaled $2,580,000, decreasing $231,000, 8.2% from $2,811,000 at June 30, 1996. The Company ratio of reserve for possible loan losses to total loans outstanding was 1.3% at June 30, 1997, and the same ratio as of June 30, 1996 was 1.4%


    Non-performing loans are listed as follows:

                                    06/30/97                  06/30/96
                                   ---------                 ---------

Non Accrual                 $      2,503,000             $   2,715,000
Restructured                         662,000                   628,000

                                    --------                  --------
                            $      3,165,000             $   3,343,000

    The Company generally places a loan on a non-accrual status when, in the opinion of management the borrower does not have the ability to meet the original terms of the loan. The Company also reserves the accrued interest on all loans over Ninety days past due unless the Bank considers the loan to be well secured and in the process of collection. These loans have been added to non-accrual loans for disclosure purposes as loans ninety or more days past due by definition are non-accruing due to interest being fully reserved for in accordance with the Bank's lending policies.

    There are no impaired loans under SFAS No. 114 which are not included in the above table.

    The loan loss reserve as of June 30, 1997 has been deemed adequate by management. This amount is sufficient to cover inherent losses given the moderate past due, nonperforming and classified levels. Determination for loan loss reserve adequacy follows the guidelines in the Comptroller's Banking Circular No.201(revised), including risk loss analysis, specific allocations for problematic credits and provision for class loans, and the requirements of SFAS No. 114.

Other Operating Revenue

    Other operating revenue for the first six months of 1996 was $802,000 increasing 45.1% to $1,164,000 reported for the first six months of 1997. Other operating income for the second quarter of 1996 was $423,000 increasing 48.2% to $627,000 for the same period of 1997. Service charge income on deposit accounts and other income increased in 1997 due to an increase in fees collected for returned items and an increased number of accounts subject to service fee routines of the Bank. In addition 34 ATM machines were placed in service during the fourth quarter of 1996 and 1 ATM machine in the second quarter of 1997, on which a surcharge per transaction has been collected. In October of 1996 pricing of service charges and maintenance fees were increased based upon a cost analysis completed by the bank. This resulted in an increase in total other operating income for the first six months of 1997 and the three months ended June 30, 1997.

Financial Review Management's Discussion and Analysis of Financial Condition and Result of Operation, continued

Other Operating Expenses

    Total other operating expenses were $4,776,000 in the first six months of 1996 while other operating expenses were $5,057,000 in the first six months of 1997; reflecting an increase of $281,000 or 5.9% for the first six months of 1997. The 1997 increase is attributable to normal salary increases, an increase in full time equivalent employees, and an increase in net occupancy expense of bank premises, which included the additional staff and rental expense for two new branches opened from October 1996 through December 1996. Salary and employee benefit expense increased by .5% as well as an increase of 15.1% for net occupancy expense of bank premises. Other expenses increased by 11.8% in 1997. The increase was attributable to various areas due to the growth of the Bank and outsourcing. The largest increases were in automated teller machines and related card holder services, marketing and courier expense. The growth of the Bank resulted in an increase in automated teller machines and related cardholder service for 1997 over 1996 of $53,000. The Bank's marketing expense increased $32,000 due to marketing a larger geographical area for the new branch locations and the addition of 35 ATM machines. The expense for courier service increased $24,000 due to the additional requirement necessary to service the Bank's expanded branch network. Other areas with increases over 1996 were stationary, printing, and supplies up $13,000, telephone up $22,000, FDIC insurance up $18,000 and expenses for legal fees and consultant fees were up $30,000. Total other operating expenses for the three months ended June 30, 1997 remained fairly constant at $2,471,000 as compared to the same period of 1996.

Income Taxes

    The provision for income taxes for the first six months of 1997 was $695,000 and $737,000 for the first Six months of 1996. The effective rate for the first six months of 1997 was 27.7% and 30.1% for the same period of 1996. This change in the effective rate was due to management's strategy in investing in Tax Free Securities. This reflects the current tax rates and the level of income for both periods. This is the estimated provision for income tax for the period as determined by operations of the corporation.

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

Effects of Inflation(continued)

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

         (a) The annual meeting of Pioneer American Holding Corp was held on June 3, 1997.

         (b) Two directors were elected at this meeting for four year terms as follows:

                                    John W Reuther
                                    Eldore Sebastianelli

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

None

                                  SIGNATURES *

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PIONEER AMERICAN HOLDING COMPANY, CORP.

Date:  August  7, 1997                      By /s/ Donald A. Hoyle, Jr
                                              --------------------------------
                                            Donald A. Hoyle, Jr
                                            President & C.E.O.

Date:  August  7, 1997

                                            By /s/ John W. Reuther
                                              --------------------------------
                                            John W. Reuther
                                            Senior Executive Vice President &
                                            Chief Financial Officer