Form 10-Q
period 1997-09-30
PIONEER AMERICAN HOLDING CO CORP
filed 1997-11-12
CIK 760731

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1997
                  ------------------
Commission file number 0-14506
                       -------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No__.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practical date.

Common Stock, $1.00 Par Value--2,862,874 common shares as of September 30, 1997.

                                      INDEX
                                      -----

                     PIONEER AMERICAN HOLDING COMPANY, CORP.
                     ---------------------------------------

PART I.  FINANCIAL INFORMATION
-------  ---------------------

         Item 1. Financial Statements (Unaudited)
                  Condensed consolidated balance sheets--September 30, 1997,
                   December 31, 1996 and September 30, 1996.---------------------------------Pages 2-3

                  Condensed consolidated statements of income--Nine  months
                   ended September 30, 1997 and 1996-----------------------------------------Page  4

                  Condensed consolidated statements of cash flows--Nine months ended September 30, 1997 and 1996.----------------------------------------Pages 5-6

                  Notes to condensed consolidated financial statements--
                   September 30, 1997.-------------------------------------------------------Pages 7-10

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.-------------------------------------------------Pages 11-14

PART II.  OTHER INFORMATION
--------  -----------------

         Item 1.  Legal Proceedings----------------------------------------------------------Page 15

         Item 2.  Changes in Securities------------------------------------------------------Page 15

         Item 3.  Defaults upon Senior Securities--------------------------------------------Page 15

         Item 4.  Submission of Matters to a Vote of Security Holders------------------------Page 15

         Item 5.  Other Information----------------------------------------------------------Page 15

         Item 6.  Exhibits and Reports on form 8-K-------------------------------------------Page 15



         SIGNATURES--------------------------------------------------------------------------Page 16

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Balance Sheets (Unaudited)

                                                                               (Dollars in thousands)
=================================================================================================================
                                                                September 30,      December 31,    September 30,
Assets                                                                   1997              1996             1996
-----------------------------------------------------------------------------------------------------------------
Cash and due from banks                                              $ 13,365            14,573           15,115
Federal funds sold                                                      4,475             6,455            9,075

Securities available for sale (cost of securities of $99,454 on September 30, 1997, $76,292 on December 31, 1996
      and $65,677 on September 30, 1996)

     U.S. Treasury securities                                           1,997             2,504            2,498
     Federal agency mortgage backed obligations                        32,782             7,822            7,817
     Other obligations of Federal agencies                             54,055            58,852           50,896
     Obligations of states and political subdivisions                   7,560             4,755              914
     Other securities                                                   3,688             2,086            2,086
-----------------------------------------------------------------------------------------------------------------
Total securities available for sale                                   100,082            76,019           64,211
-----------------------------------------------------------------------------------------------------------------

Investment securities (approximate market value of $39,425 on September 30, 1997, $20,960 on Dec 31, 1996 and
     $21,959 on September 30, 1996)

        Federal agency mortgage backed obligations                     19,813                 -                -
        Other obligations of Federal agencies                           7,001             9,669           10,677
        Obligations of states and political subdivisions               12,340            11,191           11,252
        Corporate notes                                                     -                 -              200
-----------------------------------------------------------------------------------------------------------------
Total investment securities                                            39,154            20,860           22,129
-----------------------------------------------------------------------------------------------------------------

Loans, net of unearned discount and deferred loan fees                206,121           204,048          211,072
Allowance for possible loan losses                                     (2,663)           (2,750)          (2,832)
-----------------------------------------------------------------------------------------------------------------
Net loans                                                             203,458           201,298          208,240
-----------------------------------------------------------------------------------------------------------------

Accrued interest receivable                                             2,824             2,592            2,469
Premises and equipment                                                  5,448             5,076            5,058
Other real estate owned                                                 1,127               776              925
Other assets                                                            2,649             1,896            3,605
Cost in excess of fair value of net assets acquired
     (net of accumulated amortization of $904 September 30, 1997
     $875 December 31, 1996 and $865 September 30,1996)                   639               668              678
-----------------------------------------------------------------------------------------------------------------

Total assets                                                        $ 373,221           330,213          331,505
=================================================================================================================

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Balance Sheets, Continued (Unaudited)

                                                                          (Dollars in thousands)
===============================================================================================================
                                                                   September 30,   December 31,   September 30,
Liabilities and Stockholders' Equity                                   1997           1996            1996
---------------------------------------------------------------------------------------------------------------
Deposits:
     Demand - noninterest bearing                                  $   39,917          37,643         42,144
     NOW and Super NOW                                                 28,513          23,410         23,539
     Savings                                                           50,419          53,175         52,371
     Money Market                                                      24,058          25,020         23,800
     Time                                                             154,162         156,698        155,955
---------------------------------------------------------------------------------------------------------------
Total deposits                                                        297,069         295,946        297,809
---------------------------------------------------------------------------------------------------------------

Accrued interest payable                                                2,354           2,201          1,917
Dividends payable                                                         544             481            481
Note payable                                                              275             275            275
Other borrowed money                                                   37,984               -              -
Other liabilities                                                       2,489           1,047          2,109
---------------------------------------------------------------------------------------------------------------

Total liabilities                                                     340,715         299,950        302,591
---------------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Common stock, $1 par value per share,
     25,000,000 shares authorized; 2,862,874 shares on
     September 30, 1997, 2,828,912 on Dec. 31, 1996 and
     2,828,912 on September 30, 1996 issued and outstanding             2,863           2,829          2,829
     Additional paid-in capital                                        11,473          11,233         11,233
     Undivided profits                                                 17,755          16,381         15,820
     Net unrealized holding gains(losses) on
        available for sale securities                                     415            (180)          (968)
---------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                             32,506          30,263         28,914
---------------------------------------------------------------------------------------------------------------





Total liabilities and stockholders' equity                         $  373,221         330,213        331,505
===============================================================================================================

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statements of Income (Unaudited)

                                                                 Three Months Ended               Nine Months Ended
                                                               (Dollars in thousands)           (Dollars in thousands)
============================================================================================================================
                                                            September 30,    September 30,   September 30,    September 30,
                                                                     1997             1996            1997             1996
----------------------------------------------------------------------------------------------------------------------------
Interest income:
      Interest and fees on loans                         $          4,560            4,637          13,513           13,737
      Interest on Federal funds sold                                   93               24             263              190
      Interest on investments:
                Taxable                                             1,722            1,281           5,072            3,947
                Non-taxable                                           264              156             742              402
----------------------------------------------------------------------------------------------------------------------------

Total interest income                                               6,639            6,098          19,590           18,276
----------------------------------------------------------------------------------------------------------------------------

Interest expense:
      Interest on other borrowed money & note payable                 339               52             910               70
      Interest on deposits                                          2,832            2,578           8,533            8,078
----------------------------------------------------------------------------------------------------------------------------

Total interest expense                                              3,171            2,630           9,443            8,148
----------------------------------------------------------------------------------------------------------------------------
Net interest income                                                 3,468            3,468          10,147           10,128

Provision for possible loan losses                                    140               80             415              315
----------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                 3,328            3,388           9,732            9,813
----------------------------------------------------------------------------------------------------------------------------

Other operating income:
      Service charges on deposit accounts                             334              296           1,009              815
      Gain on call of securities                                        1                -               3                -
      Gain on sale of available for sale securities                   118                -             154                -
      Other income                                                    285              159             736              442
----------------------------------------------------------------------------------------------------------------------------

Total other operating income                                          738              455           1,902            1,257
----------------------------------------------------------------------------------------------------------------------------

Other operating expenses:
      Salaries and employee benefits                                1,325            1,283           3,846            3,791
      Net occupancy expense of bank premises                          257              190             769              635
      Furniture and equipment expenses                                171              154             512              464
      Data processing expense                                          60               64             182              181
      Other expenses                                                  764              801           2,325            2,197
----------------------------------------------------------------------------------------------------------------------------

Total other operating expenses                                      2,577            2,492           7,634            7,268
----------------------------------------------------------------------------------------------------------------------------

Income before income taxes and cumulative effect
      of change in accounting principle                             1,489            1,351           4,000            3,802

Income tax expense                                                    419              403           1,114            1,140
----------------------------------------------------------------------------------------------------------------------------

Net income                                               $          1,070              948           2,886            2,662
============================================================================================================================
Per Share Data:

Primary net income per common share equivalent           $           0.36             0.32            0.98             0.91
Fully diluted net income per common share equivalent                 0.36             0.32            0.98             0.91
============================================================================================================================

Weighted average of primary shares(including
      dilutive common stock equivalents)                        2,944,964        2,920,514       2,939,124        2,918,630

Weighted average of fully dilutive shares(including
      common stock equivalents)                                 2,944,964        2,920,514       2,939,124        2,918,630


PIONEER AMERICAN HOLDING COMPANY, CORP
Consolidated Statements of Cash Flows (Unaudited)

                                                                           Nine Months Ended
                                                                         (Dollars in thousands)
=========================================================================================================
                                                                September 30,               September 30,
                                                                    1997                        1996
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                               $         2,886                      2,662

     Adjustments to reconcile net income to net
        cash from operating activities:
            Net gain on call of securities                               (154)                         -
            Net gain on securities available for sale                      (3)                         -
            Accretion of discount on securities
                and money market investments                              (49)                       (82)
            Amortization of premium on investment
                securities                                                 58                         84
            Provision for possible loan losses                            415                        315
            Increase in deferred loan fees                                 12                         12
            Decrease (increase) in accrued interest receivable           (232)                       164
            Depreciation and amortization of premises
                and equipment                                             635                        572
            Gain on sales of premises and equipment                        (5)                        (7)
            Loss on sale of other real estate                              11                        104
            Proceeds from the sale of mortgages
                and PHEAA loans                                         2,913                      2,727
            Net increase in mortgage and PHEAA loans
                held for sale, excluding provision for
                loans losses and change in deferred
                loan fees                                              (2,462)                    (1,197)
            Gain on sale of mortgages and PHEAA loans                     (39)                       (32)
            Increase in other assets                                   (1,059)                    (1,655)
            Amortization of goodwill                                       29                         29
            Increase in accrued interest payable                          153                       (185)
            Increase in other liabilities                               1,442                      1,001
---------------------------------------------------------------------------------------------------------
     Total adjustments to reconcile net income to net cash
        from operating activities                                       1,665                      1,850
---------------------------------------------------------------------------------------------------------
Net cash from operating activities                                      4,551                      4,512
---------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Proceeds from maturities and calls of investment
        securities                                                      4,873                      6,475
     Proceeds from maturities and calls of
        securities available for sale                                  24,446                     29,823
     Proceeds from sales of securities available for sale              17,799                      6,327
     Purchases of investment securities                               (44,593)                    (4,445)
     Purchases of securities available for sale                       (43,833)                   (31,487)
     Net increase in loans made to customers, excluding
        provision for loan losses and change in
        deferred loan fees                                             (3,645)                   (15,700)
     Acquisition of premises and equipment                             (1,037)                      (854)
     Proceeds from sale of premises and equipment                          35                         14
     Proceeds from sale of other real estate                              284                         93
=========================================================================================================
Net cash used in investing activities                                 (45,671)                    (9,754)
---------------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statements of Cash Flows, Continued (Unaudited)

                                                                          Nine Months Ended
                                                                        (Dollars in thousands)
========================================================================================================
                                                                  September 30,            September 30,
                                                                      1997                     1996
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase in demand, NOW and Super NOW,
        savings, money market and time deposits.             $          1,123                     9,557
     Dividends paid                                                    (1,448)                   (1,356)
     Exercise of stock options                                            273                        54
     Increase in other borrowed money                                  37,984                         -
--------------------------------------------------------------------------------------------------------

Net cash from financing activities                                     37,932                     8,255
--------------------------------------------------------------------------------------------------------

Net (decrease) increase  in cash and cash equivalents                  (3,188)                    3,013

Cash and cash equivalents at beginning of period                       21,028                    21,177
--------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                   $         17,840                    24,190
--------------------------------------------------------------------------------------------------------

Supplemental Disclosure:
     Cash payments for interest                                         9,290                     8,333
     Cash payments for income taxes                                       992                     1,200
     Transfer of assets from loans
        to other real estate                                              646                       190
     Net unrealized loss (gain) on securities
        available for sale                                               (901)                    1,326
     Tax effect on unrealized loss (gain)
        on securities available for sale                                 (306)                      451
========================================================================================================

Notes to Condensed Consolidated Financial Statements
----------------------------------------------------

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

    Basis of Financial Statement Presentation--The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended December 31, 1996. The results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. All material intercompany balances and transactions between the Company and its subsidiary have been eliminated. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

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

    Interest Revenue and Expenses--Interest revenue and expenses are accrued on various methods which approximate a level yield or cost when related to principal amounts outstanding. Unearned discount on loans is amortized to income by a method which also approximates a level yield on the principal amounts outstanding.

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

    Management believes that the allowance for possible loan losses is adequate. While management uses available information to make its evaluations, future adjustments to the allowance may be necessary if economic conditions differ

---------------------------------------------------------------

(1)  Summary of Significant Accounting Policies, continued:

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

    Other Real Estate Owned--Other real estate owned consists of real estate acquired through foreclosure and is stated at the lower of estimated fair value, less estimated disposal costs, or cost. Allowances for declines in value subsequent to acquisition were not necessary at September 30, 1997, December 31, 1996 and September 30, 1996. While management uses the best information available to make its evaluations, future adjustments to the valuation of other real estate may be necessary if economic conditions differ significantly from the assumption used in making the evaluation.

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

    Impaired Loans--As of September 30, 1997, the Company had impaired loans with a total recorded investment of $1,869,000 and $927,000 on September 30, 1996. The average recorded investment for the nine month period ended September 30, 1997 was $1,923,000 and $1,144,000 on September 30, 1996. As of September
30, 1997, the amount of recorded investment in impaired loans for which there is a related allowance for credit losses and amount of the allowance is $1,032,000 and $254,000 respectively and $975,000 and $354,000 for the prior year. The amount of the recorded investment in impaired loans for which there was no related allowance for credit losses at September 30, 1997 was $837,000 and $0 on September 30, 1996. For purposes of applying the measurement criteria for impaired loans under SFAS No. 114, as amended, the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans, as well as commercial, financial, and agricultural loans with balances less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes nonaccrual, or earlier if based on management's assessment of the relevant facts and circumstances, it is probable that a creditor will be unable to collect all assets due according to the contractual terms of the loan agreement. The Company's policy for the recognition of interest income on impaired loans is the same as for nonaccrual loans (described previously). Cash receipts on impaired loans are not recognized as income, but are applied to principal. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

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

---------------------------------------------------------------

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

     (2)  Investment Securities

    Securities available for sale at September 30, 1997, December 31, 1996 and September 30, 1996 are summarized as follows:

                                               September 30,                   December 31,                    September 30,
                                                  1997                            1996                            1996
                                             Cost        Market Value        Cost        Market Value        Cost       Market Value
                                        --------------------------------------------------------------------------------------------
U.S. Treasury Securities              $     1,998           1,997           2,501           2,504           2,500           2,498
Federal agency mortgage based
 obligations                               32,625          32,782           7,880           7,822           7,969           7,817
Other obligations of Federal agencies      53,832          54,055          59,194          58,852          52,208          50,896
Obligations of State and Political
 subdivisions                               7,311           7,560           4,631           4,755             914             914
Other securities                            3,688           3,688           2,086           2,086           2,086           2,086
                                        --------------------------------------------------------------------------------------------

Securities available for sale:        $    99,454         100,082          76,292          76,019          65,677          64,211
                                        --------------------------------------------------------------------------------------------

    The adjustment in stockholders' equity for the unrealized gain of the securities available for sale at September 30, 1997, net of tax, was $415,000. Included in net deferred tax assets is $(213,000) for this same unrealized gain.

---------------------------------------------------------------

(2)  Investment Securities, (continued)

Held-to-maturity securities are those securities for which the Company has the ability and interest to hold the security until maturity. These securities are accounted for at amortized cost. Securities at September 30, 1997, December 31, 1996 and September 30, 1996 consist of held-to-maturity securities are summarized as follows:

                                              September 30,                   December 31,                    September 30,
                                                 1997                            1996                            1996
                                            Cost        Market Value        Cost        Market Value        Cost        Market Value
                                       ---------------------------------------------------------------------------------------------
Federal agency mortgage based
 obligations                         $     19,813          19,877               -               -               -               -
Other obligations of Federal agencies       7,001           6,960           9,669           9,569          10,677          10,425
Obligations of State and Political
 subdivisions                              12,340          12,588          11,191          11,391          11,252          11,333
Corporate Notes                                 -               -               -               -             200             201
                                       ---------------------------------------------------------------------------------------------

Investment Securities:               $     39,154          39,425          20,860          20,960          22,129          21,959
                                       ---------------------------------------------------------------------------------------------



    (3)  Stockholders' Equity and Per Share Data

    In the second quarter of 1996 the Company's Board of Directors declared a two for one stock split effected in the form of a stock dividend. The split is effective on July 15, 1996. These financial statements have been adjusted to reflect the stock split.

    At September 30, 1997 there were 25,000,000 shares of common stock at $1 par value authorized with 2,862,874 shares issued and outstanding.

    Through September 30, 1997 the Company has issued and outstanding 145,128 options to purchase shares of the Company, exercisable at between $8.00 to $13.00 per share. Such options were issued with exercise prices equal to the market value of the Company's common shares at the time of the grant. In the second quarter 35,597 options were exercised and in the third quarter 2,000 of the previously issued options were exercised.

    Earnings per share for 1997 and 1996 were determined by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. The common stock equivalents consist of common stock options.

    The market value of the common shares of the Company at September 30, 1997 was $23.50. The average number of primary shares outstanding (including dilutive common stock equivalents) in 1997 was 2,939,124 shares year to date and 2,944,964 shares for the third quarter. The average number of fully diluted shares outstanding (including dilutive common stock equivalents) in 1997 was 2,939,124 shares year to date and 2,944,964 shares for the third quarter. The Company currently has one million shares of authorized, but unissued perferred stock.

Financial Review Management's Discussion and Analysis of Financial Condition and Result of Operation
----------------------------------------------------------------------------

Highlights
----------

    Total Assets were $373,221,000 at September 30, 1997 and $331,505,000 at September 30, 1996 which is an increase of $41,716,000 or 12.6%. Deposits decreased by $740,000 from $297,809,000 at September 30, 1996 which is a decrease of 2.3% at September 30, 1997. Total gross loans as of September 30, 1996 stood at $208,240,000, decreasing by $4,782,000 or 2.3% to $203,458,000 at
September 30, 1997. At September 30, 1997, total assets increased $43,008,000 or 13.0% over December 31, 1996, deposits increased $1,123,000 or .4% and loans increased $2,160,000 or 1.1%.

    The average earning assets were $330,504,000 during the nine months ended September 30, 1997 and $303,748,000 during the nine months ended September 30, 1996. This is an increase of $26,756,000 or 8.8%.

    Average total assets during the nine months ended September 30, 1997 were $353,576,000 and $324,852,000 for the nine months ended September 30, 1996. The return on average total assets was 1.1% for the nine months ended September 30, 1997 and 1.1% for the same period of 1996. Return on average equity for the first nine months of 1997 and 1996 were 12.4% and 12.3% respectively. Average equity for both periods was $30,962,000 for the first nine months of 1997 and $28,779,000 for the first nine months of 1996.

    Net income increased $224,000 or 8.4% comparing the first nine months of 1997 to the first nine months of 1996, and net income for the third quarter of 1997 increased $122,000 or 12.9% compared to the same period of 1996. The increase for both periods in 1997 was driven by an increase in total other operating income. This increase was offset by a lesser increase in total other operating expense.

    Net income per share was $0.98 for the first nine months of 1997 and $0.91 for the first nine months of 1996. Net income per share for three months ended September 30, 1997 and September 30, 1996 was $0.36 and $0.32 respectively. Had the Company adopted SFAS No. 128 as of September 30, 1997, proforma of basic earnings per share would have been $1.01 and $0.95 for the nine months ended September 30, 1997 and 1996, and $0.37 and $0.34 for the three months ended September 30, 1997 and 1996, respectively. Proforma of diluted earnings per share would have been $0.98 and $0.91 for the nine months ended September 30, 1997 and 1996, and $0.36 and $0.32 for the three months ended September 30, 1997 and 1996, respectively.

Available for Sale and Investment Securities
--------------------------------------------

    At September 30, 1997 total assets increased $43,008,000 or 13.0% over December 31, 1996. The major factor in the increase of total assets were attributed to an increase in our Securities portfolio. There was an increase of $24,960,000 or 319.1% over December 31, 1996 in Federal agency mortgage backed obligation securities available for sale as well as an increase in Federal agency mortgage backed obligation investment securities of $19,813,000 over December 31, 1997. Money used to purchase these securities was borrowed from Federal Home Loan Bank of Pittsburgh.

Other Borrowed Money
--------------------

    Total liabilities were $340,715,000 at September 30, 1997 and $299,950,000 at December 31, 1996 which is an increase of $40,765,000 or 13.6%. The increase in total liabilities was the result of an increase in Other borrowed money of $37,984,000 over December 31, 1996. Management had borrowed $20,000,000 in January of 1997 from Federal Home Loan Bank of Pittsburgh (which will be repaid monthly ending in the year 2002). An additional $20,000,000 was borrowed in September of 1997. The money borrowed was invested in mortgage backed securities. Bank management believes that it was appropriate to take advantage of borrowing at a rate lower than the rate received in investing in Federal agency mortgage backed obligation in both available for sale and investment securities.

Net Interest Revenue
--------------------

    Net interest income for the first nine months of 1997 increased $19,000 or .2% compared with the same period of 1996. While total interest revenue increased $1,314,000 or 7.2%, interest paid increased by $1,295,000 or 15.9% resulting in a net effect of a increase of $19,000 or .2% in net interest income. The increase in interest income was the result of a $26,756,000 increase in the total average of interest earning assets, primarily securities. Interest expense on deposit is up for the first nine months of 1997 due to a lower interest rate being paid than agreed upon on certain interest bearing accounts opened in the second quarter of 1996. The total interest adjustment on these accounts amounted to $204,000 which was a direct interest expense for the second quarter of 1997. Management is constantly monitoring the securities

Financial Review Management's Discussion and Analysis of Financial Condition and Result of Operation, continued
----------------------------------------------------------------------------

Net Interest Revenue(continued)
-------------------------------

and loan portfolios in response to changes in the various risks that are applicable to these assets and changes in the Company's asset/liability strategy. These changes in risk and strategy called for management to sell loans of $10,700,000 in December of 1996 and borrow $20,000,000 from Federal Home Loan Bank of Pittsburgh in January 1997 (which will be repaid monthly ending in the year 2002). Management has also decided to borrow an additional $20,000,000 from Federal Home Loan Bank of Pittsburgh in September of 1997 (5 year/2 year convertible advance). The money borrowed was invested in mortgage backed securities. The sale of loans and the borrowing of money allowed management to alter the composition of these portfolios to address interest rate, pre-payment and credit risk. Offsetting the increase of interest on investments of $1,465,000 for the nine month ended September 30, 1997, and $549,000 for the three months ended September 30, 1997, was interest expense on other borrowed money and note payable which was up $840,000 for the nine months ended September 30, 1997, and $287,000 for the three months ended September 30, 1997. This was the major contributing factor to the increase of net interest income for the first nine months of 1997. Net interest income for the three months ended September 30, 1997 remained fairly constant at $3,468,000 as compared to the same period of 1996.


Provision / Reserve for Possible Loan Losses and Nonperforming Loans
--------------------------------------------------------------------

                                          Nine Months Ended September 30,
                                            1997                    1996
                                      -------------------------------------

Balance at beginning of period      $   2,750,000                2,742,000
Recoveries                                 20,000                   13,000
Less:  Charge Offs                        522,000                  238,000
Provision for Loan Losses                 415,000                  315,000
---------------------------------------------------------------------------
Balance at end of period            $   2,663,000                2,832,000
---------------------------------------------------------------------------




    The provision for possible loan losses for the first nine months of 1997 amounted to $415,000, and $140,000 for the three months ended September 30, 1997. It was $315,000 for the first nine months of 1996, and $80,000 for the three months ended September 30, 1996. Net charge offs for the first nine months of 1997 totaled $502,000 while net charge offs for the same period of 1996 were $225,000. Net charge offs for the three months ended September 30, 1997 was $57,000 while net charge offs for the same period of 1996 was $59,000. The significant increase in charge offs was due to three specific loans that were not fully collateralized. The ratio of net charge offs during the first nine months of 1997 to average loans outstanding during the same period was .2% and for the first nine months of 1996 was .1%. This ratio for the three months ended September 30, 1997 and 1996 was .03% and .03% respectively.

    The reserve for possible loan losses at September 30, 1997 totaled $2,663,000, decreasing $169,000, 6.0% from $2,832,000 at September 30, 1996. The
Company ratio of reserve for possible loan losses to total loans outstanding was 1.3% at September 30, 1997, and the same ratio as of September 30, 1996 was 1.4%


    Non-performing loans are listed as follows:

                               09/30/97                  09/30/96
                               --------                  --------
Non Accrual            $      2,384,000             $   3,244,000
Restructured                    900,000                   554,000

                               --------                   -------
                       $      3,284,000             $   3,798,000


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

Financial Review Management's Discussion and Analysis of Financial Condition and Result of Operation, continued
--------------------------------------------------------------------------------

Provision / Reserve for Possible Loan Losses and Nonperforming Loans,
(continued)
---------------------------------------------------------------------

    The loan loss reserve as of September 30, 1997 has been deemed adequate by management. This amount is sufficient to cover inherent losses given the moderate past due, nonperforming and classified levels. Determination for loan loss reserve adequacy follows the guidelines in the Comptroller's Banking Circular No.201(revised), including risk loss analysis, specific allocations for problematic credits and provision for class loans, and the requirements of SFAS No. 114.

Other Operating Revenue
-----------------------

    Other operating revenue for the first nine months of 1996 was $1,257,000 increasing 51.3% to $1,902,000 reported for the first nine months of 1997. Other operating income for the third quarter of 1996 was $455,000 increasing 62.2% to $738,000 for the same period of 1997. Service charge income on deposit accounts and other income increased in 1997 due to an increase in fees collected for returned items and an increased number of accounts subject to service fee routines of the Bank. In addition 34 ATM machines were placed in service during the fourth quarter of 1996 and 1 ATM machine in the second quarter of 1997, on which a surcharge per transaction has been collected. In October of 1996 pricing of service charges and maintenance fees were increased based upon a cost analysis completed by the bank. The bank also recognized a gain on sale of securities available for sale of $118,000 for the third quarter of 1997 and did not recognize a gain in 1996. This resulted in an increase in total other operating income for the first nine months of 1997 and the three months ended September 30, 1997.

Other Operating Expenses
------------------------

    Total other operating expenses were $7,268,000 in the first nine months of 1996 while other operating expenses were $7,634,000 in the first nine months of 1997; reflecting an increase of $366,000 or 5.0% for the first nine months of 1997. The 1997 increase is attributable to normal salary increases, an increase in full time equivalent employees, and an increase in net occupancy expense of bank premises, which included the additional staff and rental expense for two new branches opened from October 1996 through December 1996. Salary and employee benefit expense increased by 1.2% as well as an increase of 21.1% for net occupancy expense of bank premises. Other expenses increased by 5.8% in 1997. The increase was attributable to various areas due to the growth of the Bank and outsourcing. The largest increases were in automated teller machines and related card holder services, and courier expense. The growth of the Bank resulted in an increase in automated teller machines and related cardholder service for 1997 over 1996 of $76,000. The expense for courier service increased $30,000 due to the additional requirement necessary to service the Bank's expanded branch network. Other areas with increases over 1996 were telephone up $31,000, FDIC insurance up $26,000 and expenses for legal fees and consultant fees were up $31,000. Offsetting these increases were decreases of $30,000 in stationary, printing, and supplies and $20,000 for information services. Total other operating expenses for the three months ended September 30, 1997 remained fairly constant with a slight increase or decrease in each of the categories as compared to the same period of 1996.

Income Taxes
------------

    The provision for income taxes for the first nine months of 1997 was $1,114,000 and $1,140,000 for the first nine months of 1996. The effective rate for the first nine months of 1997 was 27.9% and 30.0% for the same period of 1996. This change in the effective rate was due to management's strategy in investing in tax free securities.

Capital Management and Liquidity and Rate Sensitivity
-----------------------------------------------------

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

Financial Review Management's Discussion and Analysis of Financial Condition and Result of Operation, continued
--------------------------------------------------------------------------------

Capital Management and Liquidity and Rate Sensitivity, (continued)
------------------------------------------------------------------

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

Effects of Inflation
--------------------

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

    The banking industry is affected by inflation in a different manner than other industries, although certain changes have similar effects on both banks and other business enterprises. Current economic indicators are moving in the direction of possible inflationary changes. Interest rates have been increasing in response to economic changes and which will affect the Asset/Liability policy of the bank. Rates on Deposits and Loans are changed as necessary with consideration of economic and market conditions. Our continuing efforts to monitor all phases of the financial condition of all assets which can be affected by inflation includes the pricing of collateral on a regular basis. The coming months will reveal the effect of inflationary fluctuations on the economy.

Part II.
--------

Item 1.  Legal Proceedings
--------------------------

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

Item 2.  Changes in Securities
------------------------------

None

Item 3.  Default Upon Senior Executives
---------------------------------------

None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None

Item 5.  Other Information
--------------------------

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None

                                  SIGNATURES *

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PIONEER AMERICAN HOLDING COMPANY, CORP.

Date:  November  7, 1997                       By_______________________________
------------------------                       Donald A. Hoyle, Jr
                                               President & C.E.O.

Date:  November  7, 1997
------------------------
                                               By_______________________________
                                               John W. Reuther
                                               Senior Executive Vice President &
                                               Chief Financial Officer