Form 10-K
period 1997-12-31
PIONEER AMERICAN HOLDING CO CORP
filed 1998-03-20
CIK 760731

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997       Commission file number 0-14506

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

                     Common stock, Par Value $1.00 a Share
                     -------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ___X___       No______

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1998:

Common stock,  $54,242,136.00     (1)
----------------------------------

The number of shares outstanding of the issuer's classes of common stock as of March 1, 1998:

Common stock, $1.00 par value - 2,864,074 shares
------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Part II: Annual Report to Shareholders for the Year Ended December 31, 1997,
Part III: 1998 Proxy Statement, Part IV: Annual Report to Shareholders for the Year Ended December 31, 1997.

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant's Common Stock outstanding, reduced by the amount of Common Stock held by executive officers, directors and shareholders owning in excess of 10% of the registrant's Common Stock, multiplied by the closing high bid price for the registrant's Common Stock on March 1, 1998. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                             10-K CROSS REFERENCE

                                                                                                       Page
PART I
      1. Business......................................................................................3-7
      2. Properties .....................................................................................7
      3. Legal Proceedings...............................................................................7
      4. Submission of Matters to a Vote of Security Holders.............................................7

PART II

      5. Market for the Registrant's Common Equity and Related
               Shareholder Matters.....................................................................2-3
      6. Selected Financial Data.........................................................................8
      7. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................................................9-36
      8. Financial Statements and Supplementary Data.................................................37-66
      9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure...........**

PART III

      10. Directors and Executive Officers of the Registrant ...........................................70
      11. Executive Compensation........................................................................70
      12. Security Ownership of Certain Beneficial Owners and
                  Management............................................................................70
      13. Certain Relationships and Related Transactions................................................70

PART IV

      14. Exhibits, Financial Statement Schedules, and Reports  on Form 8-K
                  Financial Statements Filed:
                     Pioneer American Holding Company Corp.
                     Consolidated Balance Sheets, December 31, 1997 and 1996.........................37-38
                     Consolidated Statements of Income, Years ended
                          December 31, 1997, 1996 and 1995..............................................39
                     Consolidated Statements of Changes in Stockholders'
                         Equity, Years ended December 31, 1997, 1996 and 1995...........................40
                     Consolidated Statements of Cash Flows, Years ended
                         December 31, 1997, 1996 and 1995............................................41-42
                  Financial Schedules Filed:
                     All schedules applicable to the Registrant are included
                         in the notes to the Financial Statements.
                     There were no reports filed on Form 8-K during the fourth
                         quarter of 1997.
                  Auditors' Opinion.....................................................................68
------------------
 **      Not applicable

THE PIONEER AMERICAN HOLDING COMPANY CORP. AND SUBSIDIARY

Highlights of the Year


--------------------------------------------------------------------------------
                                          1997            1996        % Change
-------------------------------------------------------------------------------
FOR THE YEAR
Total operating income               $ 28,968,000       26,370,000       9.85%
Total operating expense                23,460,000       21,123,000      11.06%
Income before income taxes              5,508,000        5,247,000       4.97%
Income tax expense                      1,500,000        1,543,000      (2.79)%
Net income                              4,008,000        3,704,000       8.21%
Total cash dividends declared           2,055,000        1,900,000       8.16%

AT YEAR END
Assets                                370,126,000      330,213,000      12.09%
Deposits                              293,643,000      295,946,000      (0.78)%
Loans, (net)                          209,583,000      201,298,000       4.12%
Securities available for sale          96,696,000       76,019,000      27.20%
Securities held to maturity            37,379,000       20,860,000      79.19%
Stockholders' equity                   33,398,000       30,263,000      10.36%

PER SHARE DATA
Net income (diluted)                         1.36             1.26
Cash dividends declared                      0.72             0.66
Book value *                                11.36            10.32
Number of shareholders                      1,430            1,421

------------------------------------------------------------------------------
* Based on weighted average diluted shares outstanding during the year.

Company Stock Prices and Dividend Information

           This range of sales prices is based upon a very limited number of transactions for which prices are available to the Company from various sources and accordingly may not reflect the actual high and low prices at which the Company's stock traded.

         Quarterly highs and lows presented here have been restated for 1995 to reflect the Company's two for one stock split effected in the form of a stock dividend effective July 15, 1996:


--------------------------------------------------------------------------------
                         1997                   1996                    1995
                   ----------------      ----------------        ---------------
Quarter             High     Low           High     Low            High    Low
--------------------------------------------------------------------------------

First              25.00   22.25          21.25   20.00          17.75   17.25
Second             26.00   23.75          21.12   20.12          18.50   17.00
Third              24.75   23.25          22.00   19.50          20.25   18.38
Fourth             23.00   21.25          24.00   21.75          22.00   19.00
--------------------------------------------------------------------------------

         On March 1, 1998 the Holding Company had approximately 1,430 shareholders. The market price of the stock on this date was $23.50 per share. Cash dividends per share for 1997, 1996 and 1995 appear in the table below:

--------------------------------------------------------------------------
Quarter (1)                         1997            1996             1995
--------------------------------------------------------------------------

First                            $    0.17            0.15           0.15
Second                                0.17            0.17           0.15
Third                                 0.19            0.17           0.15
Fourth                                0.19            0.17           0.15
--------------------------------------------------------------------------

                                 $    0.72            0.66           0.60
--------------------------------------------------------------------------
(1) Per share data for 1995 restated to reflect the Company's two for one stock split effected in the form of a stock dividend effective July 15, 1996.

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

         The Company's principal activities consist of owning and supervising the Bank, which engages in a full-service wholesale and retail banking business. The Bank employs 185 full-time equivalents. Through the Bank, the Company derives substantially all of its income from the furnishing of banking and banking-related services.

         The Bank

         The Bank was incorporated under federal law as a national bank in 1864. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law.


         The Bank engages in a full-service wholesale and retail banking business. Service is provided to the Bank's customers through its main office and nineteen branch offices. Ten of these branch facilities are located within supermarkets. Many of the Bank's locations are improved with drive-in banking facilities and automated teller machines (ATM's) accessed through the "MAC" and "PLUS" systems. In addition to the ATM's located at the branches, there are twenty ATM's at remote locations. These locations include convenience stores, supermarkets, and corporate centers. The Bank, with its expanding branch network, serves Lackawanna and Luzerne Counties and parts of Wayne, Wyoming, Susquehanna and Monroe counties in northeastern Pennsylvania.

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

          The Bank's market area is concentrated in the primary trade areas of the branch locations. These 20 locations are throughout Northeastern Pennsylvania with offices in Lackawanna County (10), Luzerne County (5), Wayne County (2), Monroe County (2), and Wyoming County (1). The unemployment rate for Pennsylvania in the fourth quarter of 1997 was approximately 4.6%. In the counties in which the Company operates the rates were: Lackawanna 5.7%, Luzerne 6.9%, Wayne 7.8%, Monroe 7.3%, and Wyoming 7.3% . Northeastern Pennsylvania has maintained average vacancy rates with no expectation of over capacity in the foreseeable future. The loan portfolio of the Bank is primarily collateralized by commercial and residential real estate located in Northeastern Pennsylvania.

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

         Interstate Banking - The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), enacted on September 29, 1994, permits bank holding companies to acquire banks in any state beginning in 1995. Beginning in 1997, acquired banks in different states may be merged into a single bank, and thereafter merged banks may establish and acquire additional branches anywhere the acquiree could have branched. States could opt out of interstate branching until June 1, 1997, but if so, their domestic institutions would also be prohibited from branching interstate. States could also enact laws permitting interstate merger transactions and interstate de novo branching prior to June 1, 1997. Limited branch purchases are still subject to state laws.

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

         Properties

         The principal executive offices of the Bank and Company are located at 41 N. Main Street, in the City of Carbondale, Lackawanna County, Pennsylvania. This building is owned by the bank and subject to a mortgage held by the former owner. In 1996 the Company also purchased a building located at 27 North Main Street, Carbondale, Pennsylvania. This property was acquired to provide needed office space for loan operations and administrative services. The Bank also owns properties located at 3 John F. Kennedy Drive, Archbald, Pennsylvania (Archbald Branch Office); Route 6, Carbondale, Pennsylvania (Schoolside Branch Office), 105 W. Main Street, Dalton, Pennsylvania (Dalton Branch Office); Main Avenue, Dickson City, Pennsylvania (Dickson City Branch and remote Drive-In); Route 435, Elmhurst, Pennsylvania (Elmhurst Branch Office); Route 590, Hamlin, Pennsylvania (Hamlin Branch Office); and 500 Lackawanna Avenue, Mayfield, Pennsylvania (Mayfield Branch Office), Route 940, Mount Pocono, Pennsylvania (Mount Pocono Branch Office). The Bank purchased a tract of land on Market Street, Kingston, Pennsylvania for the purpose of constructing a full-service office. This office is expected to be completed in the fall of 1998 and will replace the existing Kingston leased office. The Bank owns properties adjacent to the main office utilized as parking lots.

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

Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1997 through the date of filing this report with the Securities and Exchange Commission.

Selected Financial Data
(In thousands, except per share data and number of shareholders)



--------------------------------------------------------------------------------------------------------------
                                                                   Years ended December 31
                                                --------------------------------------------------------------
                                                  1997       1996        1995        1994           1993
--------------------------------------------------------------------------------------------------------------
Results of Operations
For the Year
Interest income                               $ 26,507       24,358       23,662       20,626       19,855
Interest expense                                12,845       10,874       11,227        8,157        7,514
--------------------------------------------------------------------------------------------------------------

Net interest income                             13,662       13,484       12,435       12,469       12,341

Provision for loan losses                          535          500          420          310          837
--------------------------------------------------------------------------------------------------------------

Net interest income after provision for
     loan losses                                13,127       12,984       12,015       12,159       11,504

Other operating income                           2,461        2,012        1,913        1,319        1,750
Other operating expense                         10,080        9,749        9,075        8,697        8,570
Income tax expense                               1,500        1,543        1,370        1,333        1,323
--------------------------------------------------------------------------------------------------------------

Income before cumulative effect of change
     in accounting principle                  $  4,008        3,704        3,483        3,448        3,361

Cumulative effect of change in accounting
     principle                                    --           --           --           --            (75)
--------------------------------------------------------------------------------------------------------------

Net income                                       4,008        3,704        3,483        3,448        3,286
--------------------------------------------------------------------------------------------------------------

Cash dividends declared                       $  2,055        1,900        1,671        1,610        1,374
--------------------------------------------------------------------------------------------------------------

Per Share (1)
Net income (diluted)                          $   1.36         1.26         1.20         1.19         1.17

Book value (2)                                   11.36        10.32         9.80         8.64         8.82

Cash dividends paid                               0.72         0.66         0.60         0.58         0.50
--------------------------------------------------------------------------------------------------------------

Financial Condition
At End of Year
Assets                                        $370,126      330,213      320,647      302,408      264,663
Deposits                                       293,643      295,946      288,252      270,718      237,556
Loans, net                                     209,583      201,298      194,555      177,173      156,979
Securities available for sale (3)               96,696       76,019       68,328       50,467       55,208
Securities held to maturity (4)                 37,379       20,860       26,033       52,915       25,054
Stockholders' equity                            33,398       30,263       28,492       24,978       24,785
--------------------------------------------------------------------------------------------------------------

Number of Stockholders                           1,430        1,421        1,347        1,334        1,304
--------------------------------------------------------------------------------------------------------------

(1) Per share data for 1995, 1994, and 1993 restated to reflect the Company's two for one stock split effected in the form of a stock dividend effective July 15, 1996.
(2)  Based on weighted average diluted shares outstanding during the period.
(3) Carried at fair value in 1997, 1996, 1995 and 1994 and the lower of cost or market in 1993.
(4)  Carried at historical cost, net of unamortized premiums and discounts.

Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following financial review and analysis is presented on a consolidated basis and is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company (and the Bank) with a primary focus on the analysis of operating results for the years ended December 31, 1997, 1996, and 1995. The information below should be read in conjunction with the Company's consolidated financial statements and accompanying notes thereto, "Selected Financial Data" and other detailed information appearing elsewhere in this report. All share and per share data for 1995 has been restated to reflect the Company's two for one stock split effected in the form of a stock dividend effective July 15, 1996.

Results of Operations
Highlights of Operating Results
1997 vs. 1996

         Net income reached $4,008,000 in 1997, $304,000 or 8.2% higher than in 1996. These earnings represent the highest annual earnings in the Company's history. Earnings per diluted share were $1.36 in 1997, compared to $1.26 in 1996, an increase of 7.9%.

         The increase in net income for 1997 over 1996 is due to the increases in net interest income and other income, as well as a decline in tax expense, offset by increases in other operating expenses and the provision for loan losses. The increase in interest income resulted primarily from the change in the volume of assets in the securities portfolio. This increase was offset by an increase in interest expense on other borrowed money, which was used to fund the larger securities portfolio. Other income was also up during 1997 from the previous period due to increased service charges, gains on sales of securities, and ATM fees. This increase was partially offset by an increase in total other operating expense primarily resulting from the expanded branch and ATM network. The provision for loan losses was higher in 1997 due to a higher level of charge offs and to continuing portfolio growth.

The table below presents both the amount and percent of increase (decrease) for items relative to net income.

Table 1
Increase (Decrease) in Components of Net Income

-----------------------------------------------------------------------------------------
                                             1997 vs. 1996             1996 vs. 1995
                                     -----------------------     ------------------------
                                                Amount      %              Amount      %
-----------------------------------------------------------------------------------------
Interest income                         $ 2,149,000         8.8        696,000         2.9
Interest expense                          1,971,000        18.1       (353,000)       (3.1)
-----------------------------------------------------------------------------------------

Net interest income                         178,000         1.3      1,049,000         8.4

Provision for loan losses                    35,000         7.0         80,000        19.0
-----------------------------------------------------------------------------------------

Net interest income after provision
     for loan losses                        143,000         1.1        969,000         8.1

Other operating income                      449,000        22.3         99,000         5.2
Other operating expense                     331,000         3.4        674,000         7.4
-----------------------------------------------------------------------------------------

Income before income taxes                  261,000         5.0        394,000         8.1

Income tax expense                          (43,000)       (2.8)       173,000        12.6
-----------------------------------------------------------------------------------------

Net income                              $   304,000         8.2        221,000         6.3
-----------------------------------------------------------------------------------------

1996 vs 1995

         Net income reached $3,704,000 in 1996, $221,000 or 6.3 % higher than in 1995. Diluted earnings per share was $1.26 in 1996, compared to $1.20 in 1995, an increase of 5.0 %.

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

Net Interest Income (Taxable-Equivalent Basis)

         The Company's net interest income, the difference between interest and fees on loans, securities, and other earning assets and interest expense on deposits is a major determinant of the Company's profitability. In the following analyses (Tables 2 and 3) net interest income is analyzed on a tax-equivalent basis, i.e. an adjustment is made to reflect the benefit which the Company realizes by investing in certain tax free municipal securities and by making loans to certain tax-exempt organizations. In this way the ultimate economic impact of earnings from various assets can be more readily compared.

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

         The impact of changes in the volume of interest earning assets and interest bearing liabilities and the change in rates for both of these areas resulted in an increase in net interest income on a tax equivalent basis of $345,000 from 1996 to 1997. Tax equivalent net interest income was decreased by $262,000 for interest rate changes from 1996 to 1997 versus an increase of $40,000 from 1995 to 1996. The increase in tax equivalent net interest income from volume changes from 1996 to 1997 was $607,000 versus $959,000 from 1995 to 1996.

          The improvement in net interest income in 1997 from 1996 was the result of several factors. The volume of interest earning assets drove the increase in interest income from 1996 to 1997. The increase in volume resulted in an increase in interest income of $2,044,000. The security portfolio provided $2,088,000 of the increase with 71% of this coming from the volume increase in taxable securities. During 1997, the Bank borrowed money from Federal Home Loan Bank of Pittsburgh which was invested in mortgage backed securities in both available for sale and held to maturity investment securities. The increase in interest income from the increase in the volume of securities was slightly offset by a decrease of $96,000 in interest income from the volume of loans. Federal funds sold had an increase of interest income of $52,000 over the prior period.

         Net interest income was enhanced by a $459,000 improvement related to increased rates on securities, but Federal funds sold and loans had decreases from 1996 in interest income from rate changes of $6,000 and $182,000 respectively. These changes are attributable to the fluctuating interest rate environment in which the Bank continued to operate during 1997 as well as the ongoing and increasing competitive pressures in the lending area.

         The growth of interest bearing deposits from the nine branch openings and other promotions over the past several years was offset by a restructuring of the Bank's interest rates on deposits. This restructuring was based upon our expanded presence throughout Northeastern Pennsylvania. Our regional coverage allows for a pricing structure comparable to the Bank's regional competitors, not one based upon any local competitive pressures for any particular branch or branches. The increase of $79,000 in interest expense from an increase in the volume of interest bearing liabilities and an increase in interest expense of $458,000 through interest rate increases on interest bearing liabilities resulted in an increase in interest expense of $537,000 from 1996 to 1997. The single largest contributor to the increase in interest expense was an increase in both the rate paid on and the volume of NOW, Super NOW and Money Market accounts. The increase due to volume of $145,000 resulted from a $6,196,000 increase in the average balances of NOW, Super NOW, and Money Markets from $43,331,000 for 1996 to $49,527,000 for 1997. The average rate paid on NOW, Super NOW, and Money Markets went from 2.34% in 1996 to 3.27% in 1997 resulting in an increase due to rate on these accounts of $457,000.

          The volume increase in interest income was the result of a $30,830,000 increase in the total average of interest earning assets from $301,788,000 in 1996 to $332,618,000 in 1997. The average rate of return on these assets was down slightly compared to the prior year with 1997 at 8.13% and 1996 at 8.20%. The volume increase in interest income was primarily driven by an increase in our security portfolio. Total securities were up $31,096,000 from 1996 to 1997. The related interest income was up $2,547,000 to $8,563,000 in 1997. The return of 6.92% on total securities was a 42 basis point increase from the return in 1996.

         The Company had an increase in average interest bearing liabilities of $26,629,000 from 1996. This was due to an increase in other borrowed money to $23,598,000 for 1997, a $22,370,000 increase over 1996. Management borrowed $20,000,000 in January of 1997 from Federal Home Loan Bank of Pittsburgh. An additional $20,000,000 was borrowed in September of 1997. The money borrowed was invested in mortgage backed securities. Bank management believes that it was appropriate to take advantage of borrowing at a rate lower than the rate received in investing in Federal agency mortgage backed obligation in both available for sale and held to maturity investment securities. There was also a slight increase in the interest bearing checking and money market areas. Management actively managed the pricing structure of interest bearing liabilities to reduce the impact of local competitive pressures by managing the Bank's portfolio on a regional basis. The result was an increase in low or non-interest bearing liabilities and a decrease in savings and time deposits. There was a 29 basis point increase in the cost of interest bearing liabilities in 1997 to 4.51%. The increase in funds was utilized in funding the growth in the purchase of investment grade securities.

         Table 3 provides details of the average balances outstanding during each respective year, the amount of interest and the average rates earned or paid. Net interest income is again presented on a taxable-equivalent basis.

         Tables 2 and 3 present securities available for sale in the securities categories.

         Table 4 presents the Company's interest earning assets and interest bearing liabilities as of December 31, 1997 and indicates the relative periods within which these assets and liabilities will reprice. Although Table 4 shows the Company to be liability sensitive within the next year, management believes that factors such as product pricing, interest rate spread relationships, and customer behavior patterns permit the Company to reduce interest rate risk to acceptable levels.

Table 2
Rate/Volume Analysis of Changes in Net Interest Income
Years ended December 31
(Dollars in Thousands)


-------------------------------------------------------------------------------------------------------------------
                                                                     1997/1996                   1996/1995
                                                                Increase (Decrease)         Increase (Decrease)
                                                                 due to changes in           due to changes in
                                                              -------------------------  --------------------------
                                                              Volume (1) Rate    Total   Volume (1)   Rate   Total
-------------------------------------------------------------------------------------------------------------------

Interest Income

Securities:
     Taxable                                                    1,477     441    1,918       (451)      53    (398)
     Non-taxable (2)                                              611      18      629        (60)     (58)   (118)
-------------------------------------------------------------------------------------------------------------------
Total securities                                                2,088     459    2,547       (511)      (5)   (516)
-------------------------------------------------------------------------------------------------------------------

Federal funds sold                                                 52      (6)      46        (84)      (5)    (89)
-------------------------------------------------------------------------------------------------------------------

Loans, net of unearned discount:
     Commercial (2)                                               377     (39)     338        354     (150)    204
     Mortgage                                                    (691)    (45)    (736)       390      (38)    352
     Installment                                                  218     (98)     120        902     (206)    696
-------------------------------------------------------------------------------------------------------------------
Total loans                                                       (96)   (182)    (278)     1,646     (394)  1,252
-------------------------------------------------------------------------------------------------------------------

Total interest income                                           2,044     271    2,315      1,051     (404)    647
-------------------------------------------------------------------------------------------------------------------

Interest Expense
Interest bearing deposits:
     NOW, Super NOW and Money Market                              145     457      602        121      (44)     77
     Savings                                                      (31)    (35)     (66)         9     (219)   (210)
     Time                                                         (35)     36        1          1     (183)   (182)
-------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Deposits                                    79     458      537        131     (446)   (315)

Other borrowed money and note payable                           1,348      76    1,424        (39)       3     (36)
Fed Funds Purchased                                                10      (1)       9          0       (1)     (1)
-------------------------------------------------------------------------------------------------------------------

Total interest expense                                          1,437     533    1,970         92     (444)   (352)
-------------------------------------------------------------------------------------------------------------------

Change in net interest income                               $     607    (262)     345        959       40     999
-------------------------------------------------------------------------------------------------------------------

1)   The rate/volume variance is allocated entirely to change in volume.
2) Amounts are presented on a tax-equivalent basis utilizing an effective tax rate of approximately 32 % in 1997, 1996 and 1995. The total taxable equivalent adjustments included above are $549,000, $382,000, and $433,000 for 1997, 1996 and 1995, respectively.

Table 3
Average Balance, Net Interest Income Rates
Years ended December 31
(Dollars in Thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                   1997                           1996                             1995
                                        ----------------------------- ------------------------------  -----------------------------
                                          Average                        Average                         Average
                                            (2)               Average      (2)                Average      (2)               Average
Assets                                    Balance  Interest     Rate     Balance  Interest     Rate      Balance  Interest     Rate
-----------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:


Securities:
          Taxable                         105,165     7,063     6.72    81,707     5,145        6.30    88,877    5,543        6.24
          Non-taxable (1)                  18,528     1,500     8.10    10,890       871        8.00    11,638      989        8.50
-----------------------------------------------------------------------------------------------------------------------------------
Total securities                          123,693     8,563     6.92    92,597     6,016        6.50   100,515    6,532        6.50
-----------------------------------------------------------------------------------------------------------------------------------

Federal funds sold                          5,901       320     5.42     4,955       274        5.53     6,480      363        5.60
-----------------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned discount:
          Commercial (1) (5)               79,777     7,032     8.81    75,520     6,694        8.86    71,521    6,490        9.07
          Mortgage (5)                     72,112     6,259     8.68    80,020     6,995        8.74    75,553    6,643        8.79
          Installment (5)                  53,842     4,882     9.07    51,490     4,762        9.25    41,742    4,066        9.74
          Allowance for possible
           loan losses                     (2,707)       -      -       (2,794)       -           -     (2,702)       -          -
-----------------------------------------------------------------------------------------------------------------------------------
Net loans                                 203,024    18,173     8.95   204,236    18,451        9.03   186,114   17,199        9.24
-----------------------------------------------------------------------------------------------------------------------------------

Total interest earnings assets            332,618    27,056     8.13   301,788    24,741        8.20   293,109   24,094        8.22

Non-interest earning assets                25,990        -      -       24,706        -         -       22,278        -          -
-----------------------------------------------------------------------------------------------------------------------------------

Total assets/interest income          $   358,608    27,056     7.54   326,494    24,741        7.58   315,387   24,094        7.64
-----------------------------------------------------------------------------------------------------------------------------------

Average Balance, Net Interest Income Rates
Years ended December 31
(Dollars in Thousands)


-----------------------------------------------------------------------------------------------------------------------------------
                                                   1997                           1996                             1995
                                        ----------------------------- ------------------------------  -----------------------------
                                          Average                        Average                         Average
                                            (2)               Average      (2)                Average      (2)               Average
Liabilities                               Balance  Interest     Rate     Balance  Interest     Rate      Balance  Interest     Rate
-----------------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities:

Deposits:
     NOW, Super NOW, and
        Money Market              $    49,527     1,618        3.27    43,331     1,016        2.34   38,173       939        2.46
     Savings                           53,774     1,117        2.08    55,219     1,183        2.14   54,818     1,393        2.54
     Time                             157,576     8,602        5.46   158,213     8,601        5.44  158,190     8,783        5.55
-----------------------------------------------------------------------------------------------------------------------------------
Total interest bearing deposits       260,877    11,337        4.35   256,763    10,800        4.21  251,181    11,115        4.43
-----------------------------------------------------------------------------------------------------------------------------------

Other borrowed money
     and note payable                  23,598     1,498        6.35     1,228        74        6.03    1,872       110        5.88
Fed Funds Purchased                       160        10        6.25        15         1        6.67       20         2       10.00
-----------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liability      284,635    12,845        4.51   258,006    10,875        4.22  253,073    11,227        4.44
-----------------------------------------------------------------------------------------------------------------------------------

Non-interest bearing deposits and
     other liabilities                 42,594        -         -       39,471        -         -      35,290        -         -
-----------------------------------------------------------------------------------------------------------------------------------

Total liabilities                     327,229    12,845        3.93   297,477    10,875        3.66  288,363    11,227        3.89
-----------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity                   31,379        -         -       29,017        -         -      27,024        -         -
-----------------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders'
     equity/interest expense      $   358,608    12,845        3.58   326,494    10,875        3.33  315,387    11,227        3.56
-----------------------------------------------------------------------------------------------------------------------------------

Net interest income               $              14,211                          13,866                         12,867
-----------------------------------------------------------------------------------------------------------------------------------

Net interest spread (3)                                        3.62%                           3.98%                          3.78%
-----------------------------------------------------------------------------------------------------------------------------------

Net interest yield (4)                                         4.27%                           4.59%                          4.39%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Interest and average rates are presented on a taxable-equivalent basis utilizing an effective tax rate of approximately 32% in 1997, 1996, and 1995. The total taxable-equivalent adjustments included above are $549,000, $382,000 and $433,000 for 1997, 1996, and 1995, respectively.
(2) Average balances are computed utilizing daily average balances. Non-accruing loans have been included in average loan balances.
(3) Net interest spread is the arithmetic difference between the rate earned on total interest earning assets and the rate paid on total interest bearing liabilities.
(4) Net interest yield is computed by dividing net interest income by total interest earning assets.
(5) Total interest income includes fees of $260,000, $359,000, $324,000 in 1997, 1996, and 1995, respectively.

Market Risk
Table 4
Interest Rate Sensitivity

------------------------------------------------------------------------------------------------------------------------------------
                                                                                December 31, 1997
                                    ------------------------------------------------------------------------------------------------
                                        1 to 90           91 to 180       181 to 365         1 to 5           Beyond
                                         Days                Days            Days            Years           5 Years        Total
-----------------------------------------------------------------------------------------------------------------------------------

Interest Earning Assets

Securities available for sale       $   9,942,000          980,000       29,110,000      38,653,000       18,011,000    96,696,000

Securities held to maturity             1,605,000        4,404,000        2,800,000       6,321,000       22,249,000    37,379,000

Loans (net of unearned
   discount and deferred fees)         43,054,000        9,578,000       26,443,000      56,859,000       76,408,000   212,342,000
-----------------------------------------------------------------------------------------------------------------------------------
Total                               $  54,601,000       14,962,000       58,353,000     101,833,000      116,668,000   346,417,000
-----------------------------------------------------------------------------------------------------------------------------------

Interest Bearing Liabilities

Interest bearing DDA (MMA,
       NOW, Super NOW)              $  53,166,000          -               -                -                -          53,166,000

Savings (1)                            10,557,000          -               -                -             42,226,000    52,783,000

Time                                   20,198,000       22,199,000       36,340,000      25,483,000          -         104,220,000

Time > $100M                           11,359,000       10,128,000       12,395,000       5,852,000          -          39,734,000

Other borrowed money and
     note payable                        -                 -               -              36,798,000         275,000    37,073,000

Federal Funds Borrowed                  2,350,000          -               -                -                -           2,350,000
-----------------------------------------------------------------------------------------------------------------------------------
Total                               $  97,630,000       32,327,000       48,735,000      68,133,000       42,501,000   289,326,000
-----------------------------------------------------------------------------------------------------------------------------------

Interest rate sensitivity gap       $ (43,029,000)     (17,365,000)       9,618,000      33,700,000       74,167,000    57,091,000

Cumulative interest rate
      sensitivity gap               $ (43,029,000)     (60,394,000)     (50,776,000)    (17,076,000)      57,091,000        -

Cumulative interest rate
      sensitivity ratio (2)                (11.6%)          (16.3%)          (13.7%)          (4.6%)           15.4%        -
-----------------------------------------------------------------------------------------------------------------------------------

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

         In addition to gap management, the Company also uses simulation analysis to help monitor and manage interest rate risk. In this analysis the Company examines the result of a 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities as well as growth rates of deposit and loan portfolios. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in their balance sheet. Below are the results of this ratio shock analysis as of December 31, 1997.

                                Net Interest             Percentage Change in
      Change in Rates           Income Change            Net Interest Income
      ---------------           -------------            -------------------
            +200                    (400)                      (2.72%)
           Static                     -                           -
            -200                    (405)                      (2.75%)

         A 200 basis point rise in interest rates results in a decrease of interest income as a result of the Company being liability sensitive as reflected in Table 4 with a cumulative negative one year GAP of $50,776,000. A 200 basis point decrease in interest rates also results in a decrease in interest income due to optionality in the Company's securities portfolio. In a falling rate environment it is assumed that certain of the Company's securities would be called and the resulting cash flows would be reinvested at the lower prevailing rates.


Table 5
Other Operating Income



-------------------------------------------------------------------------------------------
                                                            Years ended December 31
                                                     --------------------------------------
                                                        1997         1996         1995
-------------------------------------------------------------------------------------------

Service charges on deposit accounts                $   1,330,000    1,168,000      849,000
Net gains on sales of
    securities available for sale                        154,000      -            457,000
Gains on calls of securities held to maturity              3,000      -              8,000
ATM Fees                                                 402,000      131,000       71,000
Other income                                             572,000      713,000      528,000
-------------------------------------------------------------------------------------------

Total other operating income                       $   2,461,000    2,012,000    1,913,000
-------------------------------------------------------------------------------------------

         Service charge income on deposit accounts increased in 1996 and 1997 due to an increase in the fees collected for returned items and an increased number of accounts subject to service charge routines of the Bank. During October 1996, pricing of service charges and maintenance fees were increased based upon a cost analysis completed by the Bank. The increases in service charge income reflected in the last quarter of 1996 and 1997 are a direct result of this price change.

         Management is constantly monitoring the securities and loan portfolios in response to changes in the various risks that are applicable to these assets and changes in the Company's asset/liability strategy. These changes in risk and strategy call for management to sell both securities and loans from time to time. In 1997, 1996 and 1995 the Company sold newly originated mortgage loans (primarily fixed rate) to the Federal Home Loan Mortgage Corporation.

         Gains were recognized for the sale of securities available for sale in 1997 of $154,000 and $457,000 in 1995. The Company did not recognize any gains or losses on the sale of securities available for sale in 1996. The proceeds from the sale of securities available for sale were $17,799,000, $6,327,000 and $29,497,000 in 1997, 1996, and 1995 respectively.

         ATM fees increased by $271,000 over the prior period. The increase was due to an additional 35 ATM machines placed in service during the fourth quarter of 1996 and throughout 1997, on which a surcharge per foreign transaction has been collected. Other income decreased by $141,000, which was due to a decrease in gain on mortgages sold for 1997. The Company recognized $20,000, $220,000, and $18,000 on the sale of mortgage loans in 1997, 1996, and 1995, respectively. Also recognized were gains of $38,000, $29,000 and $31,000 in 1997, 1996, and 1995 respectively, on the sale of PHEAA loans. The proceeds from the sale of mortgage and PHEAA loans were $3,758,000 in 1997, $14,439,000 in 1996 and $3,043,000 in 1995, respectively. The sale of these loans, contractual or otherwise, was deemed necessary and beneficial based upon ongoing asset/liability management. These sales allowed management to alter the composition of these portfolios to address interest rate, pre-payment and credit risk inherent in the loan portfolio.

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

Table 6
Other Operating Expenses


-------------------------------------------------------------------------------------
                                                     Years ended December 31
                                             ----------------------------------------
                                                 1997         1996          1995
-------------------------------------------------------------------------------------

Salaries and employee benefits             $    5,040,000     5,061,000    4,385,000
Net occupancy expense of bank premises          1,026,000       857,000      761,000
Furniture and equipment expenses                  685,000       622,000      565,000
Data processing expense                           242,000       241,000      332,000
FDIC Insurance                                     37,000         1,000      319,000
Other expenses                                  3,050,000     2,967,000    2,713,000
-------------------------------------------------------------------------------------

Total other operating expenses             $   10,080,000     9,749,000    9,075,000
-------------------------------------------------------------------------------------

         Salaries and employee benefits, which represent the most significant portion of non-interest expenses, decreased by .4% and increased by 15.4% in 1997 and 1996, respectively. Salary expense increased .8% and employee benefit expense decreased 4.7% in 1997. The 1997 decrease in salaries and employee benefits was partially attributed to the departure of an executive officer which vacancy has not been filled. Officers salaries in 1997 also remained constant while non-exempt employees did receive a 4% increase in salaries. The 1996 increase was attributed to normal salary increases, the addition of a commercial lender, an administrative assistant to the commercial lenders, a credit administrator and two credit analysts in the loan operations department. The increase was also attributable to an increase in full-time equivalents from the new branches opened in 1996, which include Tunkhannock and Hazleton. Also, 1996 represented the first full year of salary and benefit expense for our Mount Pocono, Stroudsburg, O'Neill and Clarks Summit Offices, which opened in November, December, June and October of 1995, respectively. Salary expense increased 16.6% and employee benefit expense increased 11.5 % in 1996 over 1995.

         The contribution to the Company's ESOP in 1997 was $54,000 and $5,000 in 1995. No contribution was made in 1996 because the plan had unallocated shares purchased in previous periods negating the need for more funds to purchase additional shares in 1996.

         The increase in net occupancy and furniture and equipment expense of $169,000 or 19.7% over 1996 and the increase of $96,000 or 12.6% in 1996 over
1995 reflected the increased costs from the nine new branch facilities opened from 1994 through 1996. The increase was also attributable to inflation adjustments in lease agreements maintained by the Bank.

         Data processing expense remained constant for 1997 and decreased by $91,000 or 27.4% in 1996 over 1995. The Bank replaced its computer hardware and software in 1996. The upgrades significantly reduced the supplies and maintenance expense for data processing. This was partially offset by an increase in depreciation expense for additions placed in service over the past several years.

         FDIC Insurance expense for 1997 leveled off to approximately $9,000 per quarter. The decreased level of insurance premiums for FDIC Insurance was substantial in 1996 resulting in expense of $1,000 versus $319,000 for 1995. This decrease was due to the bank insurance fund recapitalization refund calculation due on assessments paid for the second and third quarter of 1995 and for the year of 1996.

         Other expenses increased by 2.8% in 1997 and 9.4% in 1996. Total other operating expense for 1997 remained fairly constant with a slight increase or decrease in each of the categories as compared to the same period of 1996. The largest increases were in automated teller and related card holder services, courier expense and telephone communication. The growth of the Bank resulted in an increase in automated teller machines and related cardholder service for 1997 over 1996 of $87,000. The expense for courier service increased $24,000 due to the additional requirements necessary to service the Bank's expanded network. Other areas with increase over 1996 were telephone communications up $42,000. Offsetting these increases was a decrease of $82,000 in Marketing expense. Marketing expense was up in 1996 due to marketing a larger geographical area for the two new branch locations and our 35 additional automated teller machines placed in service in 1996.

         The provision for income taxes for 1997, 1996 and 1995 were $1,500,000, $1,543,000 and $1,370,000, respectively. The effective rate for these periods were 27.2%, 29.4% and 28.2%. This change in the effective rate was due to management's strategy in investing in tax free securities for 1997.

Financial Position

         Loan Portfolio

         Total loans, net of unearned discount and deferred loan fees, increased $8,294,000 or 4.1% in 1997 and increased by $6,751,000 or 3.4 % in
1996. In 1997 the Bank sold $972,000 in mortgage loans and $2,384,000 in PHEAA loans. In 1996 the loans sold were $12,160,000 and $2,030,000, respectively. The increase in loans after consideration of the previously mentioned loan sales were $11,994,000 in 1997 and $20,941,000 in 1996.. There was growth in two segments of the Company's portfolio in 1997: residential real estate and commercial loans. The largest amount of originations were from commercial real estate loans.

         In 1997 the Bank sold fewer loans to keep its loan and deposit ratio in the same position as in the past years. Unlike 1996, loan growth had increased at a rate greater than deposit growth. This resulted in an increase in the Bank's loan to deposit ratio in 1996. The Bank sold $12,160,000 of residential mortgage loans in 1996 consisting of $8,265,000 of fixed rate loans and $3,895,000 of adjustable rate mortgages. The objectives were to reduce the loan to deposit ratio, address interest rate and prepayment risks in the fixed rate section of the portfolio, as well as improve the liquidity and quality characteristics of one year adjustable rate mortgages.

The following table summarizes loans held for portfolio by type at December 31 for each of the last five years:

Table 7


-----------------------------------------------------------------------------------------------------------
                                                                December 31
                                  -------------------------------------------------------------------------
                                      1997           1996          1995           1994           1993
-----------------------------------------------------------------------------------------------------------

Commercial business             $    15,534,000     17,256,000    16,684,000     16,200,000     13,248,000
Commercial real estate               69,505,000     61,254,000    58,062,000     52,603,000     50,202,000
Real estate construction              1,002,000        947,000       625,000      1,482,000      1,594,000
Real estate residential             120,604,000    115,791,000   112,493,000    102,708,000     88,857,000
Consumer                             17,865,000     20,424,000    19,013,000     14,184,000     11,609,000
-----------------------------------------------------------------------------------------------------------

Total loans, gross                  224,510,000    215,672,000   206,877,000    187,177,000    165,510,000

Unearned discount and
     deferred loan fees             (12,168,000)   (11,624,000)   (9,580,000)    (7,305,000)    (5,927,000)
-----------------------------------------------------------------------------------------------------------

Total loans, net of
     unearned discount
     and deferred loan fees     $   212,342,000    204,048,000   197,297,000    179,872,000    159,583,000
-----------------------------------------------------------------------------------------------------------


The following table summarizes commercial, financial, agricultural and real estate construction loans at December 31, 1997 by maturity distribution (based on contractual maturities) and by interest rate sensitivity:

Table 8


--------------------------------------------------------------------------------------------------------------------
                                                            One Year     One Through       Over          Total
                                                             or Less      Five Years    Five Years    Gross Loans
--------------------------------------------------------------------------------------------------------------------
Maturity Distribution:

Commercial Business                                     $     7,863,000      5,403,000     2,268,000     15,534,000
Commercial real estate                                       18,797,000      6,355,000    44,353,000     69,505,000
Real estate construction                                      1,002,000        -             -            1,002,000
--------------------------------------------------------------------------------------------------------------------

Total                                                   $    27,662,000     11,758,000    46,621,000     86,041,000
--------------------------------------------------------------------------------------------------------------------

Interest Rate Sensitivity:

Loans with predetermined rates                               10,593,000      9,343,000    41,673,000     61,609,000
Loans with variable rates                                    17,069,000      2,415,000     4,948,000     24,432,000
--------------------------------------------------------------------------------------------------------------------

Total                                                   $    27,662,000     11,758,000    46,621,000     86,041,000
--------------------------------------------------------------------------------------------------------------------

         Variable interest rate loans and shorter maturities provide for interest rate changes from time to time based upon changes in the Company's base lending rate or some other barometer of market interest rates. By matching the interest rate sensitivity of variable rate loans against the interest rate sensitivity of liabilities, management attempts to reduce the Company's vulnerability to future interest rate fluctuations. As in previous years, management continues to seek commercial and residential mortgage loans with variable interest rates. In 1997, the Company originated $9,843,000 in residential mortgage and home equity loans of which $4,283,000 were variable rate loans. The Company originated $19,261,000 and $11,200,000 of such loans in 1996 and 1995, respectively of which $10,768,000 and $7,100,000 respectively were variable rate loans. In addition, the Bank has the ability to sell fixed and adjustable rate residential mortgages and student loans it does originate into secondary markets to reduce its exposure to future interest rate increases. Proceeds from the sale of mortgages and student loans were $3,414,000, $14,439,000, and $3,043,000 for 1997, 1996, and 1995, respectively.


Risk Elements of Loan Portfolio

         The following table shows various non-performing categories as of December 31 for each of the last five years:

Table 9


----------------------------------------------------------------------------------------------------------------
                                                        1997        1996        1995       1994        1993
----------------------------------------------------------------------------------------------------------------

Non-accrual loans                                  $   2,596,000   4,404,000  2,161,000   2,315,000   3,613,000
90 days and more past due                              2,026,000      -          -           -           -
Restructured loans                                       890,000     643,000    837,000   1,077,000     496,000
----------------------------------------------------------------------------------------------------------------

                                                   $   5,512,000   5,047,000  2,998,000   3,392,000   4,109,000
----------------------------------------------------------------------------------------------------------------

Prior to 1997, the Company had established a policy for disclosure purposes that all loans past due ninety or more days by defination were non-accruing due to interest being fully reserved in accordance with the Bank's lending policy. In 1997, other loans, principally residential mortgages and home equity loans, past due ninety or more days as to interest or principal having interest which is not reserved are disclosed separately from non-accrual loans.

         The Company generally places a loan on a non-accrual status when, in the opinion of management, the borrower does not have the ability to meet the original terms of the loan. The Company reserves the accrued interest on all commercial loans over ninety days past due and these loans are included in the non-accrual totals. Mortgages past due 90 days or more are placed in non-accrual status unless the Bank considers the loan to be well secured and in the process of collection. Consumer loans that are not secured by real estate are generally charged off after 120 days past due. During 1996 and through the first half of 1997, the Bank performed an in depth analysis of the organization structure of the lending department. The Bank experienced a $465,000 increase in non-performing loans in 1997 over 1996 and a $2,049,000 increase in 1996 over 1995. In 1997, the Bank hired a Special Assets Officer and increased the collection department staff. This action resulted in a leveling off of overall delinquencies in the last quarter of 1997. This action is also expected to result in improvement in the non-performing loan levels of the Bank through expanded effort and more expeditious resolution of problem loans on a loan-by-loan basis.

         The increase in 1996 from 1995 consisted primarily of thirteen (13) borrowers representing $1,921,000 of the increase. The Bank has specific loan loss reserves of $185,000 allocated and non-performing loans and the remaining problem loan balances are substantially collateralized.

         The amount of interest income on non-accruing loans which was recorded in income was $12,000 in 1997 and -0- in 1996 and 1995. If the non-accruing loans had been current in accordance with their original terms and had been outstanding throughout the period, interest income would have been increased by $149,000, $160,000 and $111,000 in 1997, 1996, and 1995,
respectively.

         The amount of interest on restructured loans which was recorded in income was $59,000 in 1997, $54,000 in 1996, and $73,000 in 1995. If the
restructured loans had been current in accordance with their original terms and had been outstanding throughout the period, interest income would have been increased by $33,000, $48,000, and $12,000 in 1997, 1996, and 1995,
respectively.

         As of December 31,1997, the Company had impaired loans with a total recorded investment of $1,922,000, $1,603,000, and $1,722,000 on December 31,
1997, 1996, and 1995, respectively. The average recorded investment for the twelve month periods ended December 31,1997, 1996, and 1995 was $1,914,000, $1,145,000, and $1,528,000, respectively. As of December 31,1997, 1996, and
1995 the amount of recorded investment in impaired loans for which there is a related allowance for credit losses and amount of the allowance is $815,000 and $185,000, respectively, $819,000 and $350,000, respectively, and $288,000 and $95,000, respectively. The amount of the recorded investment in impaired loans for which there was no related allowance for credit losses at December 31,1997, 1996, and 1995 was $1,107,000, $784,000, and $1,434,000,
respectively. For purposes of applying the measurement criteria for impaired loans the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans, as well as commercial business and commercial real estate loans with balances less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan is transferred to nonaccrual status, or earlier if based on management's assessment of the relevant facts and circumstances, it is probable that the Bank will be unable to collect all proceeds due according to the contractual terms of the loan agreement. The Company's policy for the recognition of interest income on impaired loans is the same as for nonaccrual loans discussed previously. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

         Substantially all of the Bank's loans are secured by residential and/or commercial real estate in the area of northeastern Pennsylvania. Accordingly, the Bank's primary concentration of credit risk is related to the real estate market in the northeastern Pennsylvania area and the ultimate collectibility of this portion of the Bank's loan portfolio is susceptible to changes in economic conditions in that area. As of December 31, 1997 and 1996, there were no other concentrations of loans exceeding 10% of total loans. Loan concentrations are considered to exist when there are amounts loaned to related borrowers or to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic conditions.

Provision and Allowance for Loan Losses

         The allowance for loan losses constitutes the amount available to absorb known and inherent losses within the loan portfolio. When establishing the appropriate levels for the quarterly and annual provision and the allowance for loan losses, management considers a variety of factors, in addition to the inherent risk of loss contained in the lending process. Periodic consideration is given to the current impact of economic conditions, the diversification of the loan portfolio, the volume and nature of non-performing and impaired loans, historical loss experience, the financial condition of significant individual borrowers, the adequacy of any collateral, and other factors. Consideration is also given to examinations performed by regulatory authorities and the Company's independent auditors.

The provision for loan losses was $535,000 in 1997, $500,000 in 1996, and $420,000 in 1995. The current year provision has enabled the allowance for loan losses to increase by .3% to $2,759,00 as of December 31, 1997, while there was a 4.1% increase in total loans, net of unearned discount and unearned loan fees. The increase in the loan portfolio in 1997 is attributable to residential real estate loans (including home equity loans) and commercial real estate loans. Based on the nature of the collateral supporting these real estate loans it is not anticipated that any potential future problems with these credits would have a significant impact on the allowance for loan losses, thus negating the need for additional increases to the provision in 1997 over 1996. The increased amount of loan loss provision for 1996 over 1995 was primarily to address the additional specifically allocated reserves for the increase in non-accrual loans and for the increased level of charge-offs. In an effort to address any risks presented by the continued growth of the loan portfolio and the increased level of net loans charged off, Management increased the loan loss provision $80,000 in 1996 over 1995.

The following table presents an analysis of the allowance for possible loan losses for each of the last five years:

Table 10
Analysis of the Allowance for Loan Losses


--------------------------------------------------------------------------------------------------------------
                                                             Years ended December 31
                                     -------------------------------------------------------------------------
                                         1997           1996           1995          1994           1993
--------------------------------------------------------------------------------------------------------------

Balance at beginning of period.    $     2,750,000      2,742,000      2,699,000     2,604,000      2,360,000

Loans charged off:
        Commercial business               (225,000)      (203,000)       (99,000)       (8,000)       (18,000)
        Commercial real estate             (34,000)       (55,000)      (132,000)      (58,000)      (423,000)
        Real estate residential           (149,000)      (196,000)       (85,000)     (179,000)      (123,000)
        Consumer                          (191,000)       (64,000)      (124,000)      (69,000)      (108,000)
--------------------------------------------------------------------------------------------------------------
Total loans charged off                   (599,000)      (518,000)      (440,000)     (314,000)      (672,000)
--------------------------------------------------------------------------------------------------------------

Recoveries on charged off loans:
        Commercial business                 14,000         12,000         33,000        39,000         26,000
        Commercial real estate             -             -                16,000        31,000          7,000
        Real estate residential              2,000       -              -              -               19,000
        Consumer                            57,000         14,000         14,000        29,000         27,000
--------------------------------------------------------------------------------------------------------------
Total recoveries                            73,000         26,000         63,000        99,000         79,000
--------------------------------------------------------------------------------------------------------------

Net loans charged off                     (526,000)      (492,000)      (377,000)     (215,000)      (593,000)

Provision for loan losses                  535,000        500,000        420,000       310,000        837,000
--------------------------------------------------------------------------------------------------------------

Balance at end of period           $     2,759,000      2,750,000      2,742,000     2,699,000      2,604,000
--------------------------------------------------------------------------------------------------------------

Net charge-offs during the period as
a percentage of average loans
outstanding during the period                 0.26%          0.24%          0.20%         0.13%          0.36%

Allowance for possible loan losses
as a percentage of loans net of
unearned discount and loan fees
at end of period                              1.30%          1.35%          1.39%         1.50%          1.63%
--------------------------------------------------------------------------------------------------------------

         The following table presents an allocation of the allowance for loan losses by major category and percentage of loans in each category to total loans for each of the last five years. It should be noted that allocations are no more than estimates and are subject to revision as conditions change.

Table 11
Allocation of Allowance for Loan Losses


----------------------------------------------------------------------------------------------------------------
                    1997               1996               1995              1994               1993
                 -----------------------------------------------------------------------------------------------
                              % of               % of              % of               % of               % of
                             loans to           loans to           loans to          loans to           loans to
                             total              total              total             total               total
                      Amount  loans      Amount  loans      Amount  loans     Amount  loans      Amount  loans
----------------------------------------------------------------------------------------------------------------
Commercial
 business      $     439,000    6.9     666,000    8.0     161,000   8.1     386,000    8.7     190,000     8.0
Commercial
 real estate         201,000   31.0     292,000   28.4      97,000  28.0     145,000   28.1     241,000    30.3
Real estate
 construction           -       0.4        -       0.4        -      0.3        -       0.8        -        1.0
Real estate
 residential         120,000   53.7     153,000   53.7     135,000  54.4     376,000   54.9     448,000    53.7
Consumer             225,000    8.0     182,000    9.5     106,000   9.2     166,000    7.5     685,000     7.0
Unallocated        1,774,000     -    1,457,000     -    2,243,000    -    1,626,000     -    1,040,000      -
----------------------------------------------------------------------------------------------------------------

               $   2,759,000    100   2,750,000    100   2,742,000   100   2,699,000    100   2,604,000     100
----------------------------------------------------------------------------------------------------------------

         Allocations for commercial business and commercial real estate loans are determined by reviewing certain significant, non-performing, delinquent or otherwise unusual loans and charge-offs and by analyzing historical loss experience and delinquent trends. Losses on residential real estate loans and consumer loans are reasonably predictable based on historical loss experience, delinquency trends and current economic conditions. The unallocated portion of the allowance for loan losses is established by management at a level considered prudent to absorb certain inherent risks in the loan portfolio based on such information as is currently available. Shifts in specific allocations for 1995 resulted from continuing refinement of loan officer risk ratings and reductions in certain delinquency percentages. This process was further enhanced in 1996 and, in conjunction with increased delinquencies in certain loan categories, resulted in further shifts in specific allocations.


Securities Portfolio

         The primary objectives in managing the Company's securities portfolio are to maintain the needed flexibility to meet liquidity needs and changing interest rates without impairing earnings, and to provide a stable source of interest revenue. The following table presents the yield by securities type and contractual maturity for the Bank's securities portfolio, consisting of securities available for sale and securities held to maturity.

Table 12
Securities Portfolio and Yield by Maturity

====================================================================================================================
                                                                    December 31, 1997
                                      ------------------------------------------------------------------------------
                                                         After One     After Five
                                           One Year       Through        Through      After Ten
                                           or Less       Five Years     Ten Years       Years            Total
--------------------------------------------------------------------------------------------------------------------
Securities Available for Sale
--------------------------------------------------------------------------------------------------------------------

U.S. Treasuries & Other
      U.S. Government agencies:
          Fair value                    $ 12,612,000     37,251,000     6,141,000    28,229,000          84,233,000

          Yield                                 6.48           6.48          6.71          7.26                6.76
--------------------------------------------------------------------------------------------------------------------
State & Municipal agencies:
          Fair Value                    $   -             2,390,000     6,438,000       -                 8,828,000

          Yield(1)                          -                  8.41          8.14       -                      8.31
--------------------------------------------------------------------------------------------------------------------
Other securities:
          Fair value                        -              -              -           3,635,000           3,635,000

          Yield                             -              -              -                4.42                4.42
--------------------------------------------------------------------------------------------------------------------

Total Fair Value                        $ 12,612,000     39,641,000    12,579,000    31,864,000          96,696,000
--------------------------------------------------------------------------------------------------------------------

Weighted average yield (2)                      6.48           6.51          7.44          6.94                6.81
--------------------------------------------------------------------------------------------------------------------

Securities Held to Maturity
--------------------------------------------------------------------------------------------------------------------

U. S. Treasuries & other
      U.S. government agencies:
          Carrying Value                $  6,000,000       -              -          19,083,000          25,083,000

           Yield                                6.03       -              -                7.55                7.18
--------------------------------------------------------------------------------------------------------------------
States & Municipal
      securities:
          Carrying value                   2,809,000      6,321,000     3,121,000        45,000          12,296,000

          Yield (1)                             8.28           8.59          8.47         12.12                8.50
--------------------------------------------------------------------------------------------------------------------
Other securities:
          Carrying value                    -              -              -             -                -

          Yield                             -              -              -             -                -
--------------------------------------------------------------------------------------------------------------------

Total carrying value                    $  8,809,000      6,321,000     3,121,000    19,128,000          37,379,000
--------------------------------------------------------------------------------------------------------------------

Weighted average yield                          6.75           8.59          8.47          7.56                7.61
--------------------------------------------------------------------------------------------------------------------

 (1) Yields are presented on a taxable equivalent basis utilizing an effective tax rate of approximately 32% for all maturities.
(2) Yields on securities available for sale are computed using historical amortized cost.

         The following table sets forth the composition and carrying value of the Company's securities portfolio, analyzed by securities available for sale and securities held to maturity, as of the dates indicated:

Table 13
Securities Portfolio

Securities available for sale
--------------------------------------------------------------------------------
                                                    December 31
                                         1997          1996           1995
--------------------------------------------------------------------------------

U.S. Treasuries & Other
     U.S. Government Agencies          $84,233,000    69,178,000     66,268,000

     State and Municipal                 8,828,000     4,755,000        101,000

     Other                               3,635,000     2,086,000      1,959,000
--------------------------------------------------------------------------------

Total                                  $96,696,000    76,019,000     68,328,000
--------------------------------------------------------------------------------


Securities held to maturity
--------------------------------------------------------------------------------

U.S. Treasuries & Other
     U.S. Government Agencies          $25,083,000     9,669,000     17,697,000

     State & Municipal                  12,296,000    11,191,000      8,126,000

     Other                                -              -              210,000
--------------------------------------------------------------------------------

Total                                  $37,379,000    20,860,000     26,033,000
--------------------------------------------------------------------------------

         Approximately $51 million, or 38% of the total investment portfolio, is invested in U.S. Agency Mortgage-Backed pools and U.S. Agency issued Collateralized Mortgage Obligations (CMOs). This is split equally between fixed rate and adjustable rate issues. Due to the nature of the mortgage collateral behind these issues, the average lives of these holdings will tend to lengthen when interest rates rise and shorten when interest rates fall. To help mitigate this risk, management primarily focuses on instruments that have some degree of extension and call protection, particularly in the fixed rate holdings. All of the fixed rate holdings are, for example, planned amortization class CMO's, which provide a higher degree of certainty with respect to cashflows. In addition, management regularly reviews the performance of all Mortgage-Backed holdings as well as the portfolio as a whole. This includes the projection of principal cashflows under a current rate environment as well as given a parallel move in the yield curve up or down 200 basis points. The increase in the securities portfolio in 1997, in both the securities available for sale and investment securities, is a result of the investment of funds borrowed from the Federal Home Loan Bank of Pittsburgh. The money borrowed was invested in mortgage backed securities to take advantage of borrowing at a rate lower than the rate received in investing in federal mortgage backed obligations for sale and investment securities.

         There has been a consistent trend of increasing the balance of securities available for sale. In 1997 the bank increased securities held to maturity as part of asset/liability strategy to enhance net interest income. This trend is based on managements intention to provide flexibility within the securities portfolio to adapt to the changing risk environment. Also, the Bank increased its investment in state and municipal securities. The tax equivalent interest rates available in 1996 and 1997 have made these securities an attractive investment.


Deposits

         One of the primary components of sound growth and profitability is deposit accumulation and retention. Total deposits at December 31, 1997 decreased by .8% over total deposits at December 31, 1996, which had a 2.7% increase over total deposits at December 31, 1995. Table 14 below summarizes deposits by type. Table 15 presents maturity information for all time deposits and Table 16 presents maturity information for time deposits of $100,000 or greater.

Table 14
Deposits by Major Classification

------------------------------------------------------------------------------------------
                                                        December 31
                                       ---------------------------------------------------
                                            1997                 1996               1995
------------------------------------------------------------------------------------------

Demand non-interest bearing           $  43,740,000         37,643,000          32,915,000
Demand interest bearing                  30,679,000         23,410,000          15,392,000
Savings                                  52,783,000         53,175,000          54,062,000
Money Market                             22,487,000         25,020,000          22,510,000
Time                                    143,954,000        156,698,000         163,373,000
-------------------------------------------------------------------------------------------

Total                                 $ 293,643,000        295,946,000         288,252,000
-------------------------------------------------------------------------------------------


Table 15
Remaining Maturities of Time Deposits


-----------------------------------------------------------------------------------------
                                                     December 31
                                    -----------------------------------------------------
                                        1997                1996                1995
-----------------------------------------------------------------------------------------

Three months or less               $ 31,557,000           33,732,000          29,828,000
Over three through six months        32,327,000           36,191,000          39,355,000
Over six through twelve months       48,735,000           50,476,000          59,366,000
Over twelve months                   31,335,000           36,299,000          34,824,000
-----------------------------------------------------------------------------------------

Total                              $143,954,000          156,698,000         163,373,000
-----------------------------------------------------------------------------------------

Table 16
Remaining Maturities of Time Deposits of
$100,000 or Greater


---------------------------------------------------------------------------------------------------------
                                                                           December 31
                                               ----------------------------------------------------------
                                                     1997                 1996                  1995
---------------------------------------------------------------------------------------------------------

Three months or less                           $  11,359,000             9,586,000             8,407,000
Over three through six months                     10,128,000            14,662,000             8,210,000
Over six through twelve months                    12,395,000            11,069,000            11,427,000
Over twelve months                                 5,852,000             7,257,000             6,233,000
---------------------------------------------------------------------------------------------------------

Total                                          $  39,734,000            42,574,000            34,277,000
---------------------------------------------------------------------------------------------------------

           Federal Fund rates, which are a driving factor in the pricing of liabilities, increased in 1994 and the beginning of 1995 then stabilized until there were two rate reductions in the last two quarters of 1995. The instability in interest rates led to a trend from long-term instruments to intermediate and short-term instruments reflecting the consumers' unwillingness to commit their funds for extended periods of time. Although interest rates stabilized in 1996 and the yield curve fluctuated in late 1997, this shift to short and immediate term instruments continued.

         Because of the Bank's continued transition to a regional financial institution in Northeastern, Pennsylvania, management altered the Bank's pricing strategy on interest bearing liabilities. Management actively managed the pricing structure of interest bearing liabilities to reduce the impact of local competitive pressures by managing the portfolio on a regional basis. The result of this strategy was a decrease in the time deposits of $12,744,000 in 1997 and $6,675,000 in 1996. This had a positive impact on the Bank's interest margin by lowering the cost of time deposits in 1996 and allowing the Bank to maintain that lower level of cost in 1997. Offsetting the decrease in time deposits was an increase in low and non interest bearing deposits (demand non-interest bearing, demand interest bearing, and money market) which increased $10,833,000 in 1997 and $15,256,000 in 1996. The result was a decrease in the Bank's overall cost of deposits in 1996 and a slight increase in overall cost of deposits in 1997.

Taxation

         Income tax expense was $1,500,000, $1,543,000, and $1,370,000 for
1997, 1996, and 1995, respectively. The Company's effective tax rate for these periods was 27.2%, 29.4 %, and 28.2%, respectively. The fluctuation in the Company's tax expense and effective tax rate is primarily due to management's strategy in investing in tax free securities.


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

         Among the sources of asset liquidity are cash and due from banks, Federal Funds sold, securities available for sale, mortgage loans available for sale, and funds received from the repayment of loans and the maturing of investments. The total carrying value of cash and due from banks, Federal Funds sold, securities available for sale and investment securities with maturities of less than one year was $120,423,000 at December 31, 1997. In addition to these sources of liquidity and loan repayments, the Company has the ability to secure borrowings collateralized by the securities portfolio. Through the use of these and other sources, management believes the Company has adequate liquidity in both the short-term and the long-term to carry out the Company's growth and profitability strategies. The Company's ability to pay dividends depends primarily on the ability of the Bank to pay dividends to the Company. Note 12 of the consolidated financial statements provides information as to the limitations on dividend and other funds transfers from the Company's subsidiary. Such limitations are not expected to adversely impact the ability of the Company to meet its future dividend and other cash obligations.


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

Impact of Other Recently Issued Accounting Standards

         In June 1996, the FASB issued No. 125, Accounting for Transfers and Servicing of Financial Assets and

Extinguishments of Liabilities. This Statement provides accounting and reporting standards for transfer and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 was adopted by the company in 1997. The adoption of this statement did not materially effect the Company's results of operation, financial condition, or stockholders equity.

         In February 1997, the FASB issued SFAS No. 128, Earning Per Share. This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, and has been adopted for the accompanying financial statements. In accordance with the requirements of this statement all prior-period EPS data presented herein have been restated using the new methodology.

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

         In February 1998 the FASB issued SFAS No. 132, Employer's Disclosures about Pensions and other

Postretirement Benefits. This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefits Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, were issued. This Statement requires changes in disclosures and would not effect the financial condition of the Corporation. This Statement is effective for fiscal years beginning after December 15, 1997.

Other Matters

         The Company is currently working to resolve the potential impact of the year 2000 on the processing of data-sensitive information by the Corporation's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are estimated to be $550,000. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

Capital Adequacy

         A strong capital position is important to the continued profitability of the Company and promotes depositor and investor confidence. The Company's capital consists of stockholders' equity, which provides a basis for future growth and expansion and also provides a buffer against unexpected losses. Undivided profits increased 11.9% between 1996 and 1997 and 12.1% between 1995 and 1996. The Company has paid cash dividends without interruption since 1942 and it is management's intention to continue paying a reasonable return on stockholders' investment while retaining adequate earnings to allow for continued growth.

          The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8% at December 31, 1997, of which 4% must be Tier I capital. The Company's total risk-based capital ratio was 17.1% at December 31, 1997 and 16.5% at December 31, 1996. The Company's Tier I risk-based capital ratio was 15.8% at December 31, 1997 and 15.3% at December 31, 1996.

          In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain criteria, including the maintenance of the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. The Company's leverage ratio was 8.6% at December 31, 1997 and 9.0 % at December 31, 1996.

         At December 31, 1997, the Bank's total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as defined by the Federal Deposit Insurance Corporation Improvement Act (FDICIA) were 16.7%, 15.5%, and 8.5%, respectively.

          Certain other ratios that are commonly used in analyzing bank holding company and bank financial statements are presented in the following table:

Table 17
Return on Equity and Assets

----------------------------------------------------------------------------------------------------------
                                                                           Years ended December 31
                                                                     -------------------------------------
                                                                        1997       1996         1995
----------------------------------------------------------------------------------------------------------

Return on assets (net income divided by average total assets)                 1.12%       1.13%         1.10%

Return on equity (net income divided by average equity)                      12.77%      12.76%        12.89%

Dividend payout ratio (cash dividends declared divided
by net income)                                                               51.27%      51.30%        47.98%

Equity to asset ratio (average equity divided by average
total assets)                                                                 8.8 %       8.9 %         8.6 %
----------------------------------------------------------------------------------------------------------

Quarterly Financial Data (unaudited)
In Thousands, Except Per Share Amount

===================================================================================================
                                             First          Second         Third          Fourth
                                             Quarter        Quarter        Quarter        Quarter
---------------------------------------------------------------------------------------------------

1997
Net Interest Income                      $     3,375         3,304          3,468           3,515
Provision for Loan Losses                        135           140            140             120
Other Operating Income                           537           627            738             559
Other Operating Expense                        2,586         2,471          2,577           2,446
Net Income                                       851           965          1,070           1,122
---------------------------------------------------------------------------------------------------

Earnings Per Share
     Basic (1)                           $      0.30          0.34           0.37            0.39
     Diluted                                    0.29          0.33           0.36            0.38
---------------------------------------------------------------------------------------------------

1996
Net Interest Income                      $     3,181         3,479          3,468           3,356
Provision for Loan Losses                        120           115             80             185
Other Operating Income                           379           423            455             755
Other Operating Expense                        2,300         2,476          2,492           2,481
Net Income                                       813           901            948           1,042
---------------------------------------------------------------------------------------------------

Earnings Per Share
     Basic (1)                           $      0.29          0.32           0.34            0.37
     Diluted                                    0.28          0.31           0.32            0.36
===================================================================================================
(1) Per share data restated to reflect the Company's two for one stock split effected in the form of a stock dividend effective July 15, 1996.

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Balance Sheets
December 31, 1997 and 1996

---------------------------------------------------------------------------------------------------------

Assets                                                                        1997            1996
---------------------------------------------------------------------------------------------------------
Cash and due from banks                                               $       14,918,000      14,573,000
Federal funds sold                                                             -               6,455,000
Securities available for sale (cost
     of $95,591,000 in 1997 and
      $76,292,000 in 1996)
          U.S. Treasury securities                                             1,999,000       2,504,000
          Federal agency mortgage based obligations                           31,982,000       7,822,000
          Other obligations of Federal agencies                               50,252,000      58,852,000
          Obligations of states and political subdivisions                     8,828,000       4,755,000
          Other securities                                                     3,635,000       2,086,000
---------------------------------------------------------------------------------------------------------
Total securities available for sale                                           96,696,000      76,019,000
---------------------------------------------------------------------------------------------------------


Securities held to maturity (approximate fair value
     of $37,857,000 in 1997 and
      $20,960,000 in 1996):
        Federal agency mortgage based obligations                             19,083,000        -
        Other obligations of Federal agencies                                  6,000,000       9,669,000
        Obligations of states and political subdivisions                      12,296,000      11,191,000
---------------------------------------------------------------------------------------------------------
Total securities held to maturity                                             37,379,000      20,860,000
---------------------------------------------------------------------------------------------------------

Loans, net of unearned discount and deferred loan fees                       212,342,000     204,048,000
Allowance for loan losses                                                     (2,759,000)     (2,750,000)
---------------------------------------------------------------------------------------------------------
Net loans                                                                    209,583,000     201,298,000
---------------------------------------------------------------------------------------------------------

Accrued interest receivable                                                    3,168,000       2,592,000
Premises and equipment, net                                                    5,334,000       5,076,000
Other real estate owned                                                        1,045,000         776,000
Other assets                                                                   1,373,000       1,896,000
Cost in excess of fair value of net assets acquired
     (net of accumulated amortization of $913,000 in 1997
     and $875,000 in 1996)                                                       630,000         668,000
---------------------------------------------------------------------------------------------------------

Total assets                                                          $      370,126,000     330,213,000
---------------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Balance Sheets (Continued)
December 31, 1997 and 1996

-------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity                                               1997               1996
-------------------------------------------------------------------------------------------------------------------
Deposits:
     Demand - noninterest bearing                                         $         43,740,000          37,643,000
     NOW and Super NOW                                                              30,679,000          23,410,000
     Savings                                                                        52,783,000          53,175,000
     Money Market                                                                   22,487,000          25,020,000
     Time                                                                          143,954,000         156,698,000
-------------------------------------------------------------------------------------------------------------------
Total deposits                                                                     293,643,000         295,946,000
-------------------------------------------------------------------------------------------------------------------

Accrued interest payable                                                             2,103,000           2,201,000
Dividends payable                                                                      544,000             481,000
Federal funds purchased                                                              2,350,000          -
Other borrowed money                                                                37,073,000             275,000
Other liabilities                                                                    1,015,000           1,047,000
-------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                  336,728,000         299,950,000
-------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Common stock, $1 par value per share, 25,000,000 shares authorized;
        2,862,874 shares in 1997; 2,828,912
        in 1996 issued and outstanding                                               2,863,000           2,829,000
     Additional paid-in capital                                                     11,472,000          11,233,000
     Undivided profits                                                              18,334,000          16,381,000
     Net unrealized gain/loss on securities available for sale, net of taxes           729,000            (180,000)
-------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                          33,398,000          30,263,000
-------------------------------------------------------------------------------------------------------------------


Total liabilities and stockholders' equity                                $        370,126,000         330,213,000
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PIONEER AMERICAN HOLDING COMPANY CORP
Condolidated Statements Of Income
Years ended December 31, 1997, 1996, and 1995

------------------------------------------------------------------------------------------------------------------------
                                                                          1997             1996              1995
------------------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                         $ 18,101,000        18,345,000       17,087,000
     Interest on Federal funds sold                                          320,000           274,000          363,000
     Interest on investments:
                Taxable                                                    7,063,000         5,144,000        5,543,000
                Non-taxable                                                1,023,000           595,000          669,000
------------------------------------------------------------------------------------------------------------------------

Total interest income                                                     26,507,000        24,358,000       23,662,000
------------------------------------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                                                 11,337,000        10,799,000       11,115,000
     Interest on Federal funds purchased                                      10,000             1,000            2,000
     Interest on other borrowed money                                      1,498,000            74,000          110,000
------------------------------------------------------------------------------------------------------------------------

Total interest expense                                                    12,845,000        10,874,000       11,227,000
------------------------------------------------------------------------------------------------------------------------
Net interest income                                                       13,662,000        13,484,000       12,435,000

Provision for loan loss                                                      535,000           500,000          420,000
------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                       13,127,000        12,984,000       12,015,000
------------------------------------------------------------------------------------------------------------------------
Other operating income:
     Service charges on deposit accounts                                   1,330,000         1,168,000          849,000
     Gains on sales of securities available for sale                         154,000             -              483,000
     Gains on calls of securities held to maturity                             3,000             -                8,000
     Losses on sales of securities available for sale                           -                -              (26,000)
     ATM fees                                                                402,000           131,000           71,000
     Other income                                                            572,000           713,000          528,000
------------------------------------------------------------------------------------------------------------------------

Total other operating income                                               2,461,000         2,012,000        1,913,000
------------------------------------------------------------------------------------------------------------------------
Other operating expenses:
     Salaries and employee benefits                                        5,040,000         5,061,000        4,385,000
     Net occupancy expense of bank premises                                1,026,000           857,000          761,000
     Furniture and equipment expenses                                        685,000           622,000          565,000
     Data Processing expense                                                 242,000           241,000          332,000
     FDIC Insurance                                                           37,000             1,000          319,000
     Other expenses                                                        3,050,000         2,967,000        2,713,000
------------------------------------------------------------------------------------------------------------------------

Total other operating expenses                                            10,080,000         9,749,000        9,075,000
------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect
     of change in accounting principle                                     5,508,000         5,247,000        4,853,000
Income tax expense                                                         1,500,000         1,543,000        1,370,000
------------------------------------------------------------------------------------------------------------------------

Net income                                                              $  4,008,000         3,704,000        3,483,000
------------------------------------------------------------------------------------------------------------------------
Earnings Per Share Data:

        Basic                                                           $       1.41              1.32             1.25
        Diluted                                                                 1.36              1.26             1.20
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PIONEER AMERICAN HOLDING COMPANY CORP.
Condolidated Statements Of Changes in Stockholders' Equity
Years ended December 31, 1997, 1996 and 1995

---------------------------------------------------------------------------------------------------------------------------
                                                                                                    Net
                                                                                                 Unrealized
                                                                                               Gain/Loss on
                                                                   Additional                   Securities       Total
                                                       Common        Paid-in      Undivided      Available   Stockholders
                                                        Stock        Capital       Profits       for Sale       Equity
----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994                     $    2,774,000    11,193,000     12,806,000     (1,795,000)      24,978,000

Net income                                                -             -          3,483,000          -            3,483,000

Cash dividends declared -$0.60 per share                  -             -         (1,671,000)         -           (1,671,000)

Change in net unrealized loss on
  securities available for sale net of taxes              -             -             -           1,702,000        1,702,000


Exercise of stock options                                12,000       (12,000)        -                -             -
----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                      $   2,786,000    11,181,000     14,618,000        (93,000)      28,492,000

Net income                                                -             -          3,704,000           -           3,704,000

Cash dividends - $0.66 per share                          -             -         (1,900,000)          -          (1,900,000)

Change in net unrealized loss on
  available for sale, net of taxes securities             -         -                  -            (87,000)        (87,000)


Exercise of stock options                                43,000        52,000        (41,000)          -             54,000
---------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                      $   2,829,000    11,233,000     16,381,000       (180,000)     30,263,000

Net income                                                -             -          4,008,000           -          4,008,000

Cash dividends - $.72 per share                           -             -         (2,055,000)          -         (2,055,000)

Change in net unrealized gain on
 available for sale, net of taxes
 securities                                               -             -             -             909,000         909,000

Exercise of stock options                                34,000       239,000         -                -            273,000
---------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                      $   2,863,000    11,472,000     18,334,000        729,000      33,398,000
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PIONEER AMERICAN HOLDING COMPANY CORP
Condolidated Statements Of Cash Flows
Years ended December 31, 1779, 1996 and 1995

----------------------------------------------------------------------------------------------------------------------
                                                                          1997             1996            1995
----------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net income                                                   $        4,008,000        3,704,000       3,483,000

     Adjustments to reconcile net income to net cash provided by operating activities:
            Net gain on sales of securities available
                for sale                                                    (154,000)           -            (457,000)
            Net gain on calls on investments securities                       (3,000)           -              (8,000)
            Accretion of discount on securities
                and money market investments                                 (63,000)         (94,000)        (87,000)
            Amortization of premium on investment
                securities                                                    91,000           97,000         159,000
            Provision for loan losses                                        535,000          500,000         420,000
            Increase (decrease) in deferred loan fees                         (6,000)        (116,000)         70,000
            Increase in deferred tax benefit                                  (2,000)         (30,000)       (143,000)
            Decrease (increase) in accrued interest receivable              (576,000)          41,000         390,000
            Depreciation and amortization of premises
                and equipment                                                844,000          770,000         787,000
            Gain on sales of premises and equipment                           (5,000)          (6,000)         (2,000)
            Loss on sale of other real estate                                 13,000          177,000         100,000
            Proceeds from the sale of mortgage
                 and PHEAA loans                                           3,414,000       14,439,000       3,043,000
            Net increase in mortgage & PHEAA
                loans held for sale, excluding  provision
                for loans losses and change in deferred loan fees         (3,160,000)      (2,584,000)     (3,343,000)
            Gain on sale of mortgages and PHEAA loans                        (58,000)        (249,000)        (49,000)
            (Decrease) increase in other assets                               57,000         (322,000)         78,000
            Amortization of goodwill                                          38,000           39,000          38,000
            Increase (decrease) in accrued interest payable                  (98,000)          99,000         386,000
            Decrease in other liabilities                                    (32,000)         (61,000)        (48,000)
----------------------------------------------------------------------------------------------------------------------
     Total adjustments to reconcile net income to net cash
        provided by operating activities                                     835,000       12,700,000       1,334,000
----------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                  4,843,000       16,404,000       4,817,000
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Proceeds from maturities and calls of securities
        held to maturity                                                   6,638,000        6,745,000      28,918,000
     Proceeds from maturities and calls of securities
        available for sale                                                38,459,000       35,908,000       7,799,000
     Proceeds from sales of securities available for sale                 17,799,000        6,327,000      29,497,000
     Purchases of securities held to maturity                            (44,593,000)      (4,445,000)     (9,399,000)
     Purchase of securities available for sale                           (53,992,000)     (47,188,000)    (44,823,000)
     Net increase in loans made to customers, excluding
        provision for loan losses and change in
        deferred loan fees                                                (9,764,000)     (18,923,000)    (17,960,000)
     Acquisition of premises and equipment                                (1,132,000)      (1,071,000)     (2,142,000)
     Proceeds from sales of premises and equipment                            35,000           14,000          36,000
     Proceeds from sale of other real estate                                 471,000          169,000         230,000
----------------------------------------------------------------------------------------------------------------------


Net cash used in investing activities                                    (46,079,000)     (22,464,000)     (7,844,000)
----------------------------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY CORP
Condolidated Statements Of Cash Flows (Continued)
Years ended December 31, 1997, 1996 and 1995

------------------------------------------------------------------------------------------------------------------------
                                                                       1997              1996               1995
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net (decrease)increase in demand, NOW and Super
        NOW, savings, money market and time deposits.         $         (2,303,000)        7,694,000         17,534,000
     Dividends paid                                                     (1,992,000)       (1,837,000)        (1,669,000)
     Other borrowed money                                               36,798,000         -                 (3,150,000)
     Federal funds purchased                                             2,350,000         -                 -
     Exercise of stock options                                             273,000            54,000         -
------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                               35,126,000         5,911,000         12,715,000
------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                    (6,110,000)         (149,000)         9,688,000

Cash and cash equivalents at beginning of year                          21,028,000        21,177,000         11,489,000
------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                    $           14,918,000        21,028,000         21,177,000
------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure:
     Cash payments for interest                                         12,943,000        10,775,000         10,841,000
     Cash payments for income taxes                                      1,491,000         1,543,000          1,355,000
     Transfer of assets from loans
        to other real estate                                               753,000           190,000            438,000
     Change in net unrealized loss(gain) on securities
        available for sale                                              (1,378,000)          132,000          2,578,000
     Tax effect on change in unrealized loss
        on securities available for sale                                  (469,000)           45,000            876,000
     Reclassification of investment
        securities to available for sale                                -                  -                 11,825,000
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


1)       Summary of Significant Accounting Policies

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

--------------------------------------------------------------------------------

(1)      Continued

         Cash and Cash Equivalents

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds are sold for one-day periods. The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 1997, was $3,041,000, which amount was satisfied through the restriction of vault cash.

         The Bank is also required to maintain certain balances at correspondent banks based upon activity with the correspondent. At December 31, 1997, the amount of such required balances was $50,000.

         Mortgage Loans Held for Sale

         The Company periodically identifies certain loans as held for sale at the time of origination. These loans consist primarily of fixed rate residential mortgages and are recorded at the lower of cost or estimated market value.

         Securities

         Securities are classified in three categories consisting of held-to-maturity, trading and available for sale. Trading securities are those which are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. Held-to-maturity securities are reported at amortized cost, while trading securities and available-for-sale securities are reported at fair value. For trading securities the unrealized gains and losses are included in current earnings. Available-for-sale securities are accounted for by reporting unrealized gains and losses as a separate component of shareholders' equity, net of tax.

         Gains and losses on sales of securities are computed on a specific identification cost basis. Premiums and discounts on all securities are amortized over the estimated lives of the securities on a level yield method. On November 15,1995, the Financial Accounting Standards Board
         (FASB) released a special report entitled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities".

--------------------------------------------------------------------------------

(1)      Continued

         This guide contained a provision which allowed a one time reclassification of securities previously classified as held to maturity to the available for sale category. Securities in the available for sale category can be sold in the normal course of managing the balance sheet, while there are restrictions on the sale of securities from the held to maturity portfolio. Bank Management believes that it was appropriate to take advantage of this reclassification opportunity since a bank's ablility to manage overall risk is enhanced by having a larger available for sale portfolio. Accordingly, the Bank reclassified securities with a book value of $11,825,000 to the held to maturity category on November 15, 1995.

         Interest Revenue and Expense

         Interest revenue and expense are accrued on various methods which approximate a level yield or cost when related to principal amounts outstanding. Unearned discount on loans is amortized to income by a method which also approximates a level yield on the principal amounts outstanding.

         Non-accrual Loans

         The accrual of interest on loans is discontinued when payment of principal or interest is considered doubtful of collection. Commercial loans over ninety days past due are included in the non-accrual totals. Mortgages past due 90 days or more are placed in non-accrual status unless the Bank considers the loan to be well secured and in the process of collection. When interest accrual is discontinued, the interest receivable which was previously credited to income is reversed. If a loan demonstrates the ability to pay over a period of time and is current as to principal and interest, then the loan is returned to accrual status.

         Loan Fees

         Loan origination fees and direct loan origination costs are recognized over the life of the related loan as an adjustment of the loan's yield.


          Allowance for Loan Losses

         The provision for loan losses charged to operating expense reflects the amount deemed appropriate by management to maintain the allowance for loan losses at a level to absorb known and inherent losses in light of the present risk characteristics of the Bank's loan portfolio. Management's judgment is based on the evaluation of individual loans and their overall risk characteristics, past experiences with respect to the relationship of its loan losses to the loan portfolio, the assessment of current economic conditions and other relevant factors.

--------------------------------------------------------------------------------

         (1)  Continued

         Management believes that the allowance for loan losses is adequate. While management uses available information to make its evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

         Loan losses are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance.

         Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's market price or the fair value of the collateral if the loan is collateral dependent. For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans, as well as commercial, financial, and agricultural loans with balances less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes nonaccrual, or earlier if based on management's assessment of the relevant facts and circumstances, it is probable that the Bank will be unable to collect all proceeds due according to the contractual terms of the loan agreement. The Company's policy for the recognition of interest income on impaired loans is the same as for nonaccrual loans discussed previously. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.


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

--------------------------------------------------------------------------------

(1)      Continued

         Other Real Estate Owned

         Other real estate owned consists of real estate acquired through or in lieu of foreclosure and is stated at the lower of cost or estimated fair value, less estimated disposal costs. Allowances for declines in value subsequent to acquisition were not necessary at both December 31, 1997 and 1996. While management uses the best information available to make its evaluations, future adjustments to the valuation of other real estate may be necessary if economic conditions differ significantly from the assumptions used in making the evaluations.


         Cost in Excess of Fair Value of Net Assets Acquired

         Cost in excess of fair value of net assets acquired arose from an acquisition in 1976 and is being amortized on a straight-line basis over a period of 40 years.


         Income Taxes

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The Company and the Bank file a consolidated tax return.

--------------------------------------------------------------------------------

(2)      Securities Available for Sale

         Securities available for sale at December 31, 1997 and 1996 are summarized as follows:

----------------------------------------------------------------------------------------------------------------
                                                                                 1997
                                                         -------------------------------------------------------
                                                              Cost             Unrealized         Carrying Value
----------------------------------------------------------------------------------------------------------------
                                                                            Gain         Loss        (Fair)
----------------------------------------------------------------------------------------------------------------
US Treasury securities                                 $      1,998,000        1,000      -           1,999,000
Federal agency mortgage-backed obligations:
     Federal National Mortgage Association                    2,707,000       37,000      -           2,744,000
     Federal Home Loan Mortgage Corporation                   4,831,000      -            (22,000)    4,809,000
     Government National Mortgage Association                24,112,000      317,000      -          24,429,000
Other obligations of Federal agencies                        49,835,000      468,000      (51,000)   50,252,000
State and municipals                                          8,473,000      355,000      -           8,828,000
Other securities                                              3,635,000      -            -           3,635,000
----------------------------------------------------------------------------------------------------------------
Total securities available for sale                    $     95,591,000    1,178,000      (73,000)   96,696,000
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
                                                                                 1996
                                                         -------------------------------------------------------
                                                              Cost             Unrealized         Carrying Value
----------------------------------------------------------------------------------------------------------------
                                                                            Gain         Loss        (Fair)
----------------------------------------------------------------------------------------------------------------

US Treasury securities                                 $      2,501,000        3,000      -           2,504,000
Federal agency mortgage-backed obligations:
     Federal National Mortgage Association                    1,696,000        9,000      -           1,705,000
     Federal Home Loan Mortgage Corporation                   5,020,000      -            (69,000)    4,951,000
     Government National Mortgage Association                 1,164,000        2,000      -           1,166,000
Other obligations of Federal agencies                        59,194,000      -           (342,000)   58,852,000
State and municipals                                          4,631,000      124,000      -           4,755,000
Other securities                                              2,086,000      -            -           2,086,000
----------------------------------------------------------------------------------------------------------------
Total securities available for sale                    $     76,292,000      138,000     (411,000)   76,019,000
----------------------------------------------------------------------------------------------------------------


  The amortized cost and fair value of securities available for sale at December 31, 1997 are due as follows:


-------------------------------------------------------------------------------------------------
                                                              December 31, 1997
                                             ----------------------------------------------------

                                                 Amortized                            Fair
                                                   Cost                              Value
-------------------------------------------------------------------------------------------------

Securities Available for Sale
-------------------------------------------------------------------------------------------------

Due in one year or less                    $        12,612,000                        12,612,000
Due after one year through five years               39,279,000                        39,641,000
Due after five years through ten years              12,136,000                        12,579,000
Due after ten years                                 31,564,000                        31,864,000
-------------------------------------------------------------------------------------------------


Total securities available for sale        $        95,591,000                        96,696,000
-------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------

(3)      Securities Held to Maturity

         Securities held to maturity at December 31, 1997 and 1996 are summarized as follows:
--------------------------------------------------------------------------------------------------------------
                                                                                 1997
                                                      --------------------------------------------------------
                                                      Carrying Value          Unrealized          Fair Value
                                                          (Cost)          Gain         Loss
--------------------------------------------------------------------------------------------------------------
Federal agencies mortgage backed                    $      19,083,000      211,000       -         19,294,000
Obligations of Federal agencies                             6,000,000        1,000       (24,000)   5,977,000
Obligations of state and politcal subdivisions             12,296,000      304,000       (14,000)  12,586,000
--------------------------------------------------------------------------------------------------------------

Securities held for investment                      $      37,379,000      516,000       (38,000)  37,857,000
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                                                                                 1996
                                                      --------------------------------------------------------
                                                       Carrying Value         Unrealized          Fair Value
                                                          (Cost)          Gain         Loss
--------------------------------------------------------------------------------------------------------------


Obligations of Federal agencies                             9,669,000      -            (100,000)   9,569,000
Obligations of states and political subdivisions           11,191,000      200,000       -         11,391,000
--------------------------------------------------------------------------------------------------------------

Securities held for investment                      $      20,860,000      200,000      (100,000)  20,960,000
--------------------------------------------------------------------------------------------------------------





         The amortized cost and market value of investment securities at December 31, 1997 are due as follows:


--------------------------------------------------------------------------------------------------------------

Investment Securities
--------------------------------------------------------------------------------------------------------------

Due in one year or less                                 $        8,809,000                          8,799,000
Due after one year through five years                            6,321,000                          6,427,000
Due after five years through ten years                           3,121,000                          3,291,000
Due after ten years                                             19,128,000                         19,340,000
--------------------------------------------------------------------------------------------------------------

Total investment securities                             $       37,379,000                         37,857,000

--------------------------------------------------------------------------------------------------------------


At December 31, 1997 and 1996, securities with an aggregate book value of $29,654,000 and $22,480,000 respectively, were pledged to secure public deposits.

There were no sales of securities held to maturity during the periods presented herein.

--------------------------------------------------------------------------------

(4)      Loans

         Loans at December 31, 1997 and 1996 are summarized below:


--------------------------------------------------------------------------------------------------------
                                                                   1997                    1996
--------------------------------------------------------------------------------------------------------
Commercial business                                       $          15,534,000              17,256,000
Commercial real estate                                               69,505,000              61,254,000
Real estate construction                                              1,002,000                 947,000
Real estate residential (mortgage and installment)                  120,604,000             115,791,000
Consumer                                                             17,865,000              20,424,000
--------------------------------------------------------------------------------------------------------

Total loans, gross                                                  224,510,000             215,672,000

Unearned discount                                                   (11,199,000)            (10,649,000)
Deferred loan fees                                                     (969,000)               (975,000)
--------------------------------------------------------------------------------------------------------

Total loans, net of unearned discount
        and deferred loan fees                           $          212,342,000             204,048,000
--------------------------------------------------------------------------------------------------------



         Substantially all of the Bank's loans are secured by both residential and commercial real estate in the area of northeastern Pennsylvania. Loans secured by commercial or residential real estate outside of Northeastern Pennsylvania constitute less than 2% of the Bank's loans outstanding at December 31, 1997 and 1996. Accordingly, the Bank's primary concentration of credit risk is related to the real estate market in the northeastern Pennsylvania area and the ultimate collectibility of this portion of the Bank's loan portfolio is susceptible to changes in economic conditions in that area. Management of the Bank does not believe there are any other significant concentrations of credit risk in the loan portfolio.

         Interest was not being recorded on total loans aggregating approximately $2,596,000 as of December 31, 1997 and $4,404,000 as of December 31, 1996. If all non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period, interest income would have increased by $149,000, $160,000, and $111,000 for the years ended December 31,
         1997, 1996, and 1995 respectively. The amount of interest income on non-accruing loans which were recorded in income was $12,000 in 1997, and -0- for 1996 and 1995, respectively. The total amount of restructured loans were $890,000, $643,000, and $837,000 as of December 31,1997, 1996, and 1995, respectively. The amount of interest on restructured loans which was recorded in income was $59,000, $54,000, and $73,000 during 1997, 1996, and 1995, respectively. If the restructured loans had been current in accordance with their original terms and had been outstanding throughout the period, interest income would have increased by $33,000, $48,000, and $12,000 for the years ended December 31,1997,
         1996, and 1995.

--------------------------------------------------------------------------------
(4)      Continued

         As of December 31,1997, the Company had impaired loans with a total recorded investment of $1,922,000 and $1,603,000 on December 31,1996. The average recorded investment for the twelve month period ended December 31,1997 was $1,914,000 and $1,145,000 on December 31,1996. As
         of December 31,1997, the amount of recorded investment in impaired loans for which there is a related allowance for credit losses and amount of the allowance is $815,000 and $185,000, respectively and $819,000 and $350,000 for the prior year. The amount of the recorded investment in impaired loans for which there was no related allowance for credit losses at December 31,1997 is $1,107,000 and $784,000 for December 31,1996. The aggregate amount of impaired loans are measured under the fair value measurement method.

         The aggregate amount of loans by the Company to its directors and executive officers, including loans to related persons and entities, was $2,715,000 and $2,300,000 at December 31, 1997 and 1996,
         respectively. These loans were made in the ordinary course of business at substantially the same terms and conditions as those with other borrowers.

         An analysis of the activity of these loans follows:
----------------------------------------------------------------------------------------------
                                                                                  1997
----------------------------------------------------------------------------------------------
Balance January 1                                                          $      2,300,000
         New loans                                                                  729,000
         Repayments                                                                 314,000
----------------------------------------------------------------------------------------------

Balance December 31                                                        $      2,715,000
----------------------------------------------------------------------------------------------

         In 1997, 1996 and 1995 the Company sold newly originated mortgage loans (primarily fixed rate) to the Federal Home Loan Mortgage Corporation. In 1996, the Company also sold both fixed rate and adjustable mortgage loans to a financial intermediary. The proceeds from the sale of these loans were $992,000, $12,380,000, and $1,255,000 respectively. The Company recognized a gain of $20,000 in 1997 and a gain of $220,000 and $18,000 in 1996 and 1995, respectively, from these transactions. The proceeds from the sale of PHEAA loans by the Company were $2,422,000, $2,059,000 and $1,788,000 in 1997, 1996, and 1995, resulting in gains of $38,000,
      $29,000, and $31,000, respectively. Loans serviced for the benefit of others approximated $19,299,000 and $20,632,000 as of December 31,1997 and 1996, respectively.

--------------------------------------------------------------------------------

(5)      Allowance for Possible Loan Losses

         Activity in the allowance for loan losses for the years ended December
         31, 1997, 1996 and 1995 is summarized as follows:

----------------------------------------------------------------------------------------------------------
                                                                   1997          1996           1995
----------------------------------------------------------------------------------------------------------
Balance at beginning of period                              $      2,750,000     2,742,000      2,699,000

Additions and (deductions):
         Loans charged-off                                          (599,000)     (518,000)      (440,000)
         Recoveries                                                   73,000        26,000         63,000
----------------------------------------------------------------------------------------------------------

Net loans charged-off                                               (526,000)     (492,000)      (377,000)
----------------------------------------------------------------------------------------------------------

Provision for loan losses                                            535,000       500,000        420,000
----------------------------------------------------------------------------------------------------------

Balance at end of period                                    $      2,759,000     2,750,000      2,742,000
----------------------------------------------------------------------------------------------------------


(6)      Premises and Equipment

         Premises and equipment are comprised of the following at December 31, 1997 and 1996:

-----------------------------------------------------------------------------------------------------------
                                                                          1997                 1996
-----------------------------------------------------------------------------------------------------------

Premises owned                                                    $         4,675,000            4,378,000
Furniture and equipment                                                     7,331,000            6,859,000
Leasehold improvements                                                      1,336,000            1,056,000
-----------------------------------------------------------------------------------------------------------
                                                                           13,342,000           12,293,000

Accumulated depreciation and amortization                                  (8,008,000)          (7,217,000)
-----------------------------------------------------------------------------------------------------------

                                                                  $         5,334,000            5,076,000
-----------------------------------------------------------------------------------------------------------
                                                                                     .


Occupancy expenses are reduced by rental income from premises owned of $31,000 in 1997, $73,000 in 1996 and $27,000 in 1995.

--------------------------------------------------------------------------------

(7)      Deposits

         Included in time deposits are certificates of deposit and money market certificates. Although such certificates are often renewed, the following is a summary by maturity date of these certificates at December 31, 1997 and 1996:

---------------------------------------------------------------------------
         Maturity                              1997             1996
---------------------------------------------------------------------------
         Less than one year             $    112,619,000       120,399,000
         Greater than one year                31,335,000        36,299,000
---------------------------------------------------------------------------

                                        $    143,954,000       156,698,000
---------------------------------------------------------------------------





         The aggregate amount of certificates of deposit, each $100,000 or more, was $39,734,000 and $42,574,000 at December 31, 1997 and 1996,
         respectively. Interest expense associated with certificates of deposit, each $100,000 or more, was approximately $2,782,000, $1,951,000, and
         $1,863,000, respectively, for the years ended December 31, 1997, 1996 and 1995.

(8)      Other Borrowed Money

         The Bank maintains a collateralized maximum borrowing capacity of $138,292,000 with the Federal Home Loan Bank of Pittsburgh (FHLB). Inclusive in this figure is an available line of credit of $11,251,000. The line is collateralized by eligible securities. At December 31, 1997 and 1996 there were no borrowing outstanding against the Bank's line of credit. The balance of other borrowed money as of December 31, 1997 consists of $36,798,000 in advances from the FHLB and a $275,000 note payable relating to the purchase of the main office. The year to date average for the Bank's other borrowed money is $23,598,000. Two FHLB advances of $10,000,000 each were issued on January 21, 1997 and will mature on January 22, 2002 with a fixed rate of 6.44% and 6.45%, respectively. The Bank's third FHLB advance of $20,000,000 was made on September 11, 1997. This was a five year/two year convertible program with a fixed rate of 5.98% for two years.

         Advances from the Federal Home Loan Bank (FHLB) of Pittsburgh with fixed rates ranging from 5.98% to 6.45% at December 31, 1997 are due as follows :
                                                          Weighted
                                                           Average
                                     Amount                 Rate
                                 ---------------       ----------------
          1998                $       3,397,000             6.45%
          1999                        3,941,000             6.45
          2000                        4,203,000             6.45
          2001                        4,482,000             6.45
          2002                       20,775,000             6.00
                                 ---------------
                              $      36,798,000
                                 ===============

--------------------------------------------------------------------------------



(9)      Commitments, Contingent Liabilities, Off Balance Sheet Risk

         In the ordinary course of business, the Company, Bank and its subsidiaries are subject to legal actions which involve claims for monetary relief. Based upon information presently available to management and its counsel, it is management's opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on the Company's results of operations.

         The Company leases four branch offices under year-to-year operating leases. The Company is currently obligated for six non-cancelable, long-term commitments under operating leases for six branch offices. Total rental expense, which consists primarily of the rent for the branch offices and computer equipment was $304,000, $233,000 and $191,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         The following is a schedule by years for future minimum rental payments required for operating leases as of December 31, 1997:



             1998                   $         287,000
             1999                             279,000
             2000                             226,000
             2001                             136,000
             2002                              74,000
             2003 thereafter                  214,000
                                      ----------------

Total minimum
payments required                   $       1,216,000



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

--------------------------------------------------------------------------------

(9)      Continued

         The Company had outstanding standby letters of credit in the amount of approximately $1,929,000 and $1,419,000 and unfunded loan and line of credit commitments in the amount of approximately $14,374,000 and $12,815,000 at December 31, 1997 and 1996, respectively. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The exposure to credit loss in the event of non-performance by the counter party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds various collateral to support these commitments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

  (10)   Stockholders' Equity and Per Share Data

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

         In February 1997, the FASB issued SFAS No. 128, Earnings per Share, which is required to be adopted in both interim and annual financial statements for periods ending after December 15, 1997. Accordingly, the Company has changed its methodology for computing earnings per share and restated all prior period amounts. SFAS 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded from basic earnings per share but included in the computation of diluted earnings per share.

--------------------------------------------------------------------------------


(10)     Continued

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                               1997            1996             1995
                                                               ----            ----             ----
Numerator:
      Net income                                         $       4,008            3,704            3,483
                                                            ===========     ============     ============

Denominator:
      Denominator for basic earnings per share -
      weighted average shares                                    2,850            2,812            2,783

Effect of dilutive securites:
      Employee stock options                                        89              120              123
                                                            -----------     ------------     ------------

Denominator for diluted earnings per share -
      adjusted weighted average shares and
      assumed conversion                                         2,939            2,932            2,906
                                                            ===========     ============     ============

Basic earnings per share                                 $        1.41             1.32             1.25
                                                            ===========     ============     ============

Diluted earnings per share                               $        1.36             1.26             1.20
                                                            ===========     ============     ============


         The weighted average number of basic shares outstanding in 1997, 1996 and 1995 were 2,849,723, 2,812,269, and 2,783,484 shares, respectively. The weighted average number of diluted shares outstanding in 1997, 1996, and 1995 were 2,939,090, 2,932,161 and 2,906,382 shares, respectively. The Company currently has one million shares of authorized, but unissued preferred stock.


(11)       Employee Stock Option Plan

         In 1990, the Company's Board of Directors adopted an employee stock option plan (the Plan) which reserved 300,000 shares of authorized but unissued stock, as adjusted for the stock splits, effective February 7, 1994 and a stock split July 15, 1996. The Plan provides for the grant of incentive stock options and nonqualified stock options. The exercise price of the options when issued was at least 100% of the fair market value of the Company's common stock as of the date the options were granted. The exercise of the stock options is subject to a vesting schedule and certain termination provisions. Stock options have been issued for all of the authorized shares of stock reserved under the plan.

--------------------------------------------------------------------------------

(11)       Continued

         Changes in total options outstanding during 1997, 1996, and 1995, were as follows:

-------------------------------------------------------------------------------------------
                                                                               Weighted
                                      Number of        Exercice Price           Average
                                         Options        Per Option (1)       Exercice Price
-------------------------------------------------------------------------------------------
Balance at December 31, 1994             269,258        $8.00  - $13.00           9.57
   ISOs Exercised                        (20,980)       $8.00                     8.00
-------------------------------------------------------------------------------------------
Balance at December 31, 1995             248,278        $8.00  - $13.00           9.70
   ISOs Exercised                        (65,553)       $8.00                     8.00
-------------------------------------------------------------------------------------------
Balance at December 31, 1996             182,725        $8.00  - $13.00          10.31
   ISOs Exercised                        (37,597)       $8.00  - $13.00           9.68
-------------------------------------------------------------------------------------------

Balance at December 31, 1997             145,128        $8.00  - $$13.00         10.48
-------------------------------------------------------------------------------------------



The amounts have been restated to reflect the Company's two for one split effected in the form of a stock dividend, effective July 15, 1996.

         The following table summarizes information about stock options outstanding at December 31, 1997:


---------------------------------------------------------------------------------------------------
                                                                 Exercisable
                                           --------------------------------------------------------
Exercise                                                                                 Average
Price Range                                     Shares           Average Life 1     Exercise Price
---------------------------------------------------------------------------------------------------
$                           8.00                     15,250                 3.50            8.00
                            8.00                      9,878                 4.58            8.00
                            9.00                     60,000                 5.33            9.00
$                          13.00                     60,000                 6.17           13.00
---------------------------------------------------------------------------------------------------
Total                                               145,128                 4.90           10.48
---------------------------------------------------------------------------------------------------

 1 Average contractual life remaining in years.

Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation", became effective January 1, 1996. SFAS No. 123 provides an alternative method of accounting for stock-based compensation arrangements. This method is based on fair value of the stock-based compensation determined by an option pricing model utilizing various assumptions regarding the underlying attributes of the options and stock, rather than the existing method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees". The Financial Accounting Standards Board encourages entities to adopt the fair value based method, but does not require the adoption of this method.

The Company, as permitted, has elected not to adopt the fair value accounting provisions of SFAS No. 123, and has instead continued to apply APB No. 25 and related interpretations in accounting for stock based compensation and provide the required proforma disclosure of SFAS No. 123. The Company did not grant any options in 1997, 1996 or 1995. Therefore had compensation cost for the Company's stock options been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been unaffected.

--------------------------------------------------------------------------------

(12)     Regulatory Matters

         Dividends payable to the Company by the Bank are subject to certain regulatory limitations. The payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year plus the retained net profits for the preceding two calendar years. Accordingly, as of December 31, 1997, dividends in excess of those already declared from the Bank to the Company are limited to $5,737,000.

         The dividends declared to the Company by the Bank were $2,055,000 in 1997.

         Under Federal banking law, the Bank is restricted regarding extensions of credit to the Company. The limit on extensions of credit was $1,908,000 as of December 31, 1997.

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory- and possibly additional discretionary- actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off- balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

-----------------------------------------------------------------------------
(12)       Continued
         The Bank's actual capital amounts and ratios are also presented in the table.

====================================================================================================================================
                                                                                                       To Be Well Capitalized
                                       Actual                     For Capital Adequacy                 Under Prompt Corrective
                                                                       Purposes                                 Action
                                                                                                              Provisions

                              ------------------------------------------------------------------------------------------------------
                               Amount           Ratio            Amount         Ratio             Amount          Ratio
As of December 31, 1997

Total Capital
   (to Risk Weighted Assets)  $34,150,000      16.70%          $16,360,800*     8.00%*          $20,451,000*      10.00%*

Tier I Capital
   (to Risk Weighted Assets)  $31,591,000      15.45%          $ 8,180,400*     4.00%*          $12,270,600*       6.00%*

Tier I Capital
     (to Average Assets)      $31,591,000       8.45%          $14,946,880*     4.00%*          $18,683,600*       5.00%*


As of December 31, 1996

Total Capital
   (to Risk Weighted Assets)  $32,012,000      16.28%          $15,730,713*     8.00%*          $19,663,391*      10.00%*

Tier I Capital
   (to Risk Weighted Assets)  $29,550,000      15.03%          $ 7,864,271*     4.00%*          $11,796,407*       6.00%*

Tier I Capital
     (to Average Assets)      $29,550,000       8.89%          $13,295,838*     4.00%*          $16,619,798*       5.00%*

-----------------
* Greater than or equal to


(13)   Income Taxes

        The components of federal income tax expense (benefit) are as follows:

--------------------------------------------------------------------------------------------
                                                         1997         1996         1995
--------------------------------------------------------------------------------------------
Current                                            $    1,502,000    1,573,000    1,513,000
Deferred                                                   (2,000)     (30,000)    (143,000)
--------------------------------------------------------------------------------------------

                                                   $    1,500,000   1,543,000    1,370,000
--------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
(13)       Continued

         A reconciliation of the income tax expense in the accompanying statements of income with the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

---------------------------------------------------------------------------------------
                                                      1997        1996        1995
---------------------------------------------------------------------------------------
Tax expense at 34% rate                          $   1,873,000   1,784,000   1,650,000
Interest from tax exempt loans
     and investments                                  (361,000)   (251,000)   (289,000)
Other, net                                             (12,000)     10,000       9,000
---------------------------------------------------------------------------------------

Income tax expense                               $   1,500,000   1,543,000   1,370,000
---------------------------------------------------------------------------------------




         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 in accordance with SFAS No. 109 are presented below:

                                                                       1997               1996
------------------------------------------------------------------------------------------------------
Deferred tax assets:
     Executive retirement plan                                 $           243,000            228,000
     Allowance for loan losses                                             662,000            659,000
     Deferred loan fees                                                    266,000            257,000
     Deferred directors fees                                               116,000            115,000
     Unrealized loss on securities available for sale                    -                     93,000
     Non-accrual interest                                                   64,000             56,000
     Others, net                                                            39,000             49,000
------------------------------------------------------------------------------------------------------
Total gross deferred tax assets                                          1,390,000          1,457,000

Deferred tax liabilities:
     Accumulated amortization of discount
     on investment securities                                             (194,000)          (213,000)
     Depreciation                                                         (236,000)          (192,000)
     Unrealized gain on securities available for sale                     (376,000)        -
------------------------------------------------------------------------------------------------------
Total gross deferred tax liabilities                                      (806,000)          (405,000)
------------------------------------------------------------------------------------------------------

Net deferred tax asset                                         $           584,000          1,052,000
------------------------------------------------------------------------------------------------------


Based upon the Company's current taxable history and the anticipated level of future taxable income, management of the Company believes the existing deductible temporary differences will, more likely than not, reverse in future periods in which the Company generates net taxable income. Accordingly, the Company does not believe a valuation allowance is necessary at December 31, 1997 and 1996. There can be no assurance, however, that the Company will generate any earnings or any specific level of continued earnings in the future.

-----------------------------------------------------------------------------

   (13)  Continued

         At December 31, 1997 and 1996, net deferred tax benefits of $584,000 and $1,052,000 respectively, are included in other assets, and income taxes currently payable of $15,000 and $6,000 respectively, are included in other liabilities.


   (14)  Benefit Plans

         The Bank has an employee stock ownership plan which includes substantially all employees who have at least one year of service. A qualified determination letter has been received from the Internal Revenue Service. Contributions at the discretion of the Company's Board of Directors of $54,000, $-0- and $5,000 were accrued in 1997, 1996 and 1995, respectively.

         The ESOP held 148,770 and 156,168 shares of the Bank's common stock at December 31, 1997 and 1996, respectively.

         The Bank has a savings and investment plan. Employees who have completed one year of service with 1,000 hours of employment during that year are eligible to participate. Employees may contribute up to 12% of their total pay in each payroll period up to approximately $9,000 during any calendar year. The Bank matches the employees' contribution to the Plan at a rate of 100% for the first 3% contributed by the employee and at a rate of 50% for the second 3% contributed by the employee. A qualified determination letter has been received from the Internal Revenue Service. Expense for this Plan was $115,000 in 1997, $105,000 in 1996, and $107,000 in 1995.

         The Company maintains employment contracts with its President and Sr. Executive Vice President. The Company also maintains insurance contracts for its President and Sr. Executive Vice President. Pursuant to the insurance agreement, the Company pays the annual premiums and will receive reimbursement of policy premiums upon the death or termination of these executives. The employment contracts provide for a minimum annual salary and certain incentives in the event of a merger of the Company. The Company has also agreed to provide enhanced retirement and death benefits for the President and Sr. Executive Vice President. Costs for those benefits were approximately $44,000, $84,000 and $95,000 in 1997, 1996 and 1995, respectively.

         The Company has a deferred compensation plan for directors' fees under which nine directors deferred receipt of $6,000 each per year during the four years ended March 31, 1990. The Company is obligated to pay the directors an annuity beginning at the later of their attaining age 65 or March 31, 1990. The obligation is funded substantially by life insurance on the directors.

------------------------------------------------------------------------------
(14)     Continued

         A total of $32,000 was disbursed to these directors in each year 1997, 1996 and 1995. In 1997, 1996 and 1995, $36,000, was remitted for the payment of insurance premiums. Assets held by the insurance company which have reduced the company's accrual were $452,000 and $404,000 at December 31, 1997 and 1996, respectively. Expense under this plan was $24,000, $6,000, and $64,000 in 1997, 1996 and 1995, respectively.

(15)     Disclosures about Fair Value of Financial Instruments

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

------------------------------------------------------------------------------
(15)     Continued

         Securities Available for Sale and Securities Held to Maturity

         The fair values of securities available for sale and securities held to maturity are estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.


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

         Federal Funds Purchased

         For federal funds purchased, the carrying amount is a reasonable estimate of fair value.

         Other Borrowed Money

         The estimated fair value of other borrowed money is the carrying value due to the interest and term of other borrowed money being commensurate with the current market rate.

------------------------------------------------------------------------------
(15)     Continued


         Commitments to extend credit, and standby letters of credit

         The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties.

         The following represents the carrying value and estimated fair value:

-----------------------------------------------------------------------------------------------------
                                                     1997                           1996
                                          Carrying         Fair            Carrying        Fair
                                           Value           Value            Value          Value
-----------------------------------------------------------------------------------------------------
Financial assets:

     Cash and due from banks         $     14,918,000      14,918,000       14,573,000    14,573,000
     Federal funds sold                      -               -               6,455,000     6,455,000
     Securities available for sale         96,696,000      96,696,000       76,019,000    76,019,000
     Securities held to maturity           37,379,000      37,857,000       20,860,000    20,960,000
     Loans                                209,583,000     213,705,000      201,298,000   204,323,000

Financial liabilities:

     Deposits                        $    293,643,000     293,686,000      295,946,000   295,719,000
     Federal funds purchased                2,350,000       2,350,000         -              -
     Other borrowed money                  37,073,000      37,073,000          275,000       275,000
-----------------------------------------------------------------------------------------------------


         The contract amount and estimated fair value for commitments to extend credit and standby letters of credit are as follows:


------------------------------------------------------------------------------------------------------
                                         At December 31, 1997              At December 31, 1996
                                    --------------------------------  --------------------------------
                                       Contract        Estimated         Contract        Estimated
                                        Amount         Fair Value         Amount         Fair Value
------------------------------------------------------------------------------------------------------
Commitments to extend credit      $     14,374,000          216,000       12,815,000          192,000

Standby letters of credit                1,929,000           39,000        1,419,000           28,000

------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

(16)     Pioneer American Holding Company Corp. (Parent Company Only)

         Condensed 1997, 1996 and 1995 financial information is as follows:


         Condensed Balance Sheets

--------------------------------------------------------------------------------------
Assets                                                       1997           1996
--------------------------------------------------------------------------------------
Cash                                                     $   396,000         172,000
Short term investment                                         -               -
Investment in subsidiary                                  32,950,000      30,039,000
Receivable from subsidiary                                   596,000         533,000
--------------------------------------------------------------------------------------

Total assets                                             $33,942,000      30,744,000
--------------------------------------------------------------------------------------

Liabilities and Stockholders Equity
Dividends payable                                            544,000         481,000
Stockholders' equity                                      33,398,000      30,263,000
--------------------------------------------------------------------------------------

Total liabilities and stockholders' equity               $33,942,000      30,744,000
--------------------------------------------------------------------------------------

         Condensed Statements of Income

--------------------------------------------------------------------------------------
                                                         1997        1996        1995
--------------------------------------------------------------------------------------
Expenses:
     Administrative and other                      $   50,000      69,000      49,000
--------------------------------------------------------------------------------------

Loss before earnings of subsidiary                    (50,000)    (69,000)    (49,000)

Earnings of subsidiary:
     Received as dividends                          2,055,000   1,900,000   1,671,000
     Undistributed                                  2,003,000   1,873,000   1,861,000
--------------------------------------------------------------------------------------

Net income                                         $4,008,000   3,704,000   3,483,000
--------------------------------------------------------------------------------------


(16)     Pioneer American Holding Company Corp. (Parent Company Only),
         (Continued)

Condensed Statements of Cash Flows
--------------------------------------------------------------------------------------
                                                  1997         1996         1995
--------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                  $    4,008,000    3,704,000     3,483,000
Adjustments to reconcile net income to net
     cash from operating activities:
        Undistributed earnings of subsidiary    (2,003,000)  (1,873,000)   (1,861,000)
        Other                                      (62,000)     (63,000)       (3,000)
--------------------------------------------------------------------------------------

Net cash from operating activities               1,943,000    1,768,000     1,619,000
--------------------------------------------------------------------------------------

Cash flows used in financing activities:
     Dividend paid                              (1,992,000)  (1,837,000)   (1,669,000)
     Exercise of stock options                     273,000       54,000             -
--------------------------------------------------------------------------------------

Net cash used in financing activities           (1,719,000)  (1,783,000)   (1,669,000)
--------------------------------------------------------------------------------------

Net increase (decrease) in cash                    224,000      (15,000)      (50,000)

Cash at beginning of year                          172,000      187,000       237,000
--------------------------------------------------------------------------------------

Cash at end of year                         $      396,000      172,000       187,000
--------------------------------------------------------------------------------------

                                      66

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to             /S/ GENE E. GOLDENZIEL, ESQ.
be signed on its behalf by the undersigned, thereunto duly authorized.          -------------------------------------
                                                                                GENE E. GOLDENZIEL, ESQ.
PIONEER AMERICAN HOLDING COMPANY CORP.                                          Director

Date:  March 20, 1998
       --------------                                                           /S/ JOHN S. GUZEY
                                                                                ------------------------------------
                                                                                JOHN S. GUZEY
                                                                                Director

By /S/ Donald A. Hoyle, Jr.
-------------------------------------                                           /S/ DONALD A. HOYLE, JR.
       Donald A. Hoyle, Jr.                                                     ------------------------------------
       President & Chief Executive Officer                                      DONALD A. HOYLE, JR.
                                                                                Director


By /S/ John W. Reuther                                                          /S/  WILLIAM K. NASSER
-------------------------------------                                           ------------------------------------
       John W. Reuther                                                          WILLIAM K. NASSER
       Sr. Executive Vice President & Chief                                     Director
       Financial Officer

                                                                                /S/ RICHARD CHOJNOWSKI
                                                                                -------------------------------------
                                                                                RICHARD CHOJNOWSKI
By /S/ Richard J. Lapera                                                        Director
-------------------------------------
       Richard J. Lapera
       Comptroller of Pioneer American
       Bank, National Association                                               /S/ JOHN W. REUTHER
                                                                                -------------------------------------
                                                                                JOHN W. REUTHER
                                                                                Director


                                                                                /S/ ELDORE SEBASTIANELLI
                                                                                -------------------------------------
                                                                                ELDORE SEBASTIANELLI
                                                                                Director


                                                                                /S/ MARGARET O'CONNOR, R.N.
                                                                                --------------------------------------
                                                                                MARGARET O'CONNOR, R.N.
                                                                                Director


                                                                                /S/ JOHN W. WALSKI
                                                                                --------------------------------------
                                                                                JOHN W. WALSKI
                                                                                Director

                                      67

KPMG Peat Marwick LLP

     1600 Market Street
     Philadelphia, PA 19103-7212

Independent Auditor's Report

To The Board of Directors
Pioneer American Holding Company Corp.

We have audited the accompanying consolidated balance sheets of Pioneer American Holding Company Corp. and subsidiary (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer American Holding Company Corp. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997 in conformity with the generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
-------------------------
    KPMG Peat Marwick LLP

Philadelphia, Pennsylvania
January 29 1998

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

         Management's responsibility for the financial information in the report rests on the Company's internal accounting control structure. The internal accounting control structure consists of written policies and procedures which include segregation of responsibilities and safeguarding against unauthorized use or disposition of assets. During 1997, the internal audit staff, which reports to the Audit Committee of the Board of Directors, had the responsibility of following audit procedures and maintaining close observation of such controls. The internal accounting control structure is designed to provide reasonable assurance that financial records are reliable for financial reporting purposes and that assets are properly safeguarded.

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

Directors and Executive Officers

         The information that appears in the Corporation's Definitive Proxy Statement relating to the 1998 Annual Meeting of Shareholders of the Corporation is incorporated herein by reference.

Executive Compensation

         The information that appears in the Corporation's Definitive Proxy Statement relating to the 1998 Annual Meeting of Shareholders of the Corporation is incorporated herein by reference.

Security Ownership of Certain Beneficial Owners and Management

         The information that appears in the Corporation's Definitive Proxy Statement relating to the 1998 Annual Meeting of Shareholders of the Corporation is incorporated herein by reference.

Certain Relationships and Related Transactions

         The information that appears in the Corporation's Definitive Proxy Statement relating to the 1998 Annual Meeting of Shareholders of the Corporation is incorporated herein by reference