Form 10-K/A
period 1997-12-31
PIONEER AMERICAN HOLDING CO CORP
filed 1998-04-30
CIK 760731

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K/A


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


DOCUMENTS INCORPORATED BY REFERENCE: NONE




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

         In accordance with instruction G(3) to Form 10-K, Pioneer American Holding Company Corp. (the "Company") is amending its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1998 to provide information required in Part III.



                             10-K CROSS REFERENCE

                                                                                                       Page
PART III


      10. Directors and Executive Officers of the Registrant ........................................... 2
      11. Executive Compensation........................................................................ 4
      12. Security Ownership of Certain Beneficial Owners and
                  Management............................................................................ 9
      13. Certain Relationships and Related Transactions................................................11



                                   PART III

Directors and Executive Officers


         The following table sets forth selected information about the officers of the Bank, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board of Directors. Each of the officers of the Bank has been principally employed as an officer or employee of the Bank for more than the past five years. "Officer of the Bank" as used herein means those persons with the title of Senior Vice President and higher:


       Name                         Age               Position with the Bank             Held Since
       ----                         ---               ----------------------             ----------

John S. Guzey                       90          Chairman                                    1992
                                                Director                                    1960

Donald A. Hoyle, Jr.                63          President                                   1984
                                                Director                                    1984

John W. Reuther                     48          Senior Executive Vice President             1987
                                                Director                                    1988

Patricia A. Cobb, Esquire           40          Senior Vice President                       1990

James E. Jackson                    54          Senior Vice President                       1987

Dorothea C. Metz                    72          Senior Vice President                       1995


         The following table contains certain information with respect to the Directors of the Company and the Bank. Gene E. Goldenziel was first elected to the Board of Directors of the Company in 1986. Richard Chojnowski and John W. Reuther were first appointed to the Board of Directors of the Company in 1994 and 1988, respectively. Margaret O'Connor was first elected to the Board of Directors of the Company in 1995. John S. Guzey was first elected to the Board of Directors upon formation of the Company in 1984. All other Directors were first elected upon formation of the Company in 1984.

                                                        Year First Elected
                                                      or Appointed Director           Principal Occupation for
         Name                              Age             of the Bank                     Past Five Years
         ----                              ---             -----------                     ---------------


Donald A. Hoyle, Jr.                       63                1984              President of Company and Bank

Richard Chojnowski                         55                1994              Electrical Contractor


Gene E. Goldenziel                         50                1985              Attorney - Needle, Goldenziel &
                                                                               Pascale

William K. Nasser                          82                1969              Retired Certified Public Accountant
                                                                               - William K. Nasser Accountants

John W. Walski                             76                1982              Retired - Giant Markets

John W. Reuther                            48                1988              Senior Executive Vice President of
                                                                               Company and Bank


                                                        Year First Elected
                                                      or Appointed Director           Principal Occupation for
         Name                              Age             of the Bank                     Past Five Years
----------------------------             -------      ---------------------     ----------------------------------
Eldore Sebastianelli                       77                1980               Retired - former co-owner - C&S
                                                                                Excavating Company

John S. Guzey                               90                1960              Retired-President of  Keystone
                                                                                Pavement & Construction Company

Margaret L. O'Connor                        67                1995              Former Mayor, Clarks Summit, PA

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's directors, executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, if any, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers and directors were complied with.

Executive Compensation

         The following table sets forth all cash compensation paid by the Company and the Bank for services rendered in all capacities to the Company and its subsidiaries during the fiscal year ended December 31, 1997 to the Chief Executive Officer of the Company and the Bank and to all Executive Officers of the Company and the Bank whose salary and bonus exceed $100,000.

                          SUMMARY COMPENSATION TABLE


             Name and                                                          Long Term           All Other
        Principal Position                         Annual Compensation        Compensation      Compensation (a)
        ------------------                         -------------------        ------------      ----------------

                                       Year      Salary (b)      Bonus       Stock Options
                                       ----      ----------      -----       -------------

Donald A. Hoyle, Jr.                   1997         $190,150      $ 26,040             - 0 -              $ 51,119
President and Director
of the Bank and the Company            1996          189,350        38,192             - 0 -                55,560

                                       1995          181,800        36,366             - 0 -                53,771


John W. Reuther,                       1997         $141,250      $ 16,807             - 0 -              $ 41,478
Senior Executive Vice President
and Director of the Bank               1996          140,000        24,900             - 0 -                41,396
and the Company
                                       1995          134,750        23,700             - 0 -                41,926



(a) For Mr. Hoyle, $7,173 contributed to the Savings and Investment Plan, a car allowance of $1,840 life insurance premiums paid by the Bank of $2,106 and insurance premiums paid of $40,000 to fund the Company's obligations under the Executive Retirement Plan in 1997.

         For Mr. Reuther, $6,671 contributed to the Savings and Investment Plan, a car allowance of $2,139, life insurance premiums paid by the Bank of $913 and insurance premiums paid of $31,755 to fund the Company's obligations under the Executive Retirement Plan in 1997.

(b) Includes Directors fees of $16,550 and $16,750 paid to Mr. Hoyle and Mr. Reuther, respectively, during fiscal 1997.

Employment Agreements

         On October 12, 1993, the Bank entered into new employment agreements with Mr. Hoyle and Mr. Reuther providing for base annual salaries of $146,500 and $106,700, respectively. The agreements provide for such higher than base salaries as may be negotiated from time to time during the term of the agreements as well as certain additional employment benefits. The base term of the agreements is five years; the agreements may be terminated by the Bank for cause, upon the death of the employee and, subject to the following provision concerning change of control, upon the termination of the employee's employment by resignation or otherwise. In the event that employee's employment with the Bank is terminated by the employee or the Bank upon a change in control of the Bank, the Bank will pay to the employee a lump-sum termination benefit equal to three years' base annual salary not later than 30 days after termination. In addition, upon such change in control, for one year, the employee will be reimbursed costs incurred in connection with the search for a new job and reasonable relocation expenses and, for two years, all nondiscriminatory employee benefits.

Executive Retirement Plan

         On October 25, 1988, the Bank adopted a retirement plan (the Executive Retirement Plan) for the benefit of eligible employees. The Executive Retirement Plan is administered by a committee of the Board which designates the members who are eligible to participate in the Plan. The purpose of the Executive Retirement Plan is to assist the Bank and the Company in retaining the service of certain key employees until their retirement, to induce these key employees to utilize their best efforts to maintain and enhance the business of the Bank and the Company and to provide certain benefits to the key employees. Under the Executive Retirement Plan, the Bank allocates each year an amount on behalf of the member necessary to provide an annual income at the member's normal retirement date payable for ten years equal to 35% of the member's average compensation for his three most highly compensated years of employment. While benefits under the Executive Retirement Plan are intended to be unfunded obligations of the Bank, the Bank has elected to purchase insurance policies to fund the obligations. The account of each member is credited with interest at the rate of seven percent and compounded annually. A member shall have a 100% vested interest in his account upon eligibility for retirement, death, termination of his employment or in the event of a merger or acquisition of the Bank by another entity. Upon retirement, the member is entitled to the value of the account distributed in equal installments over a period of five, ten or fifteen years at the election of the member. Prior to a member's retirement, a member's beneficiary is entitled to the greater of the value of the member's account at the time of death, or $200,000 or $250,000 as determined by the Board of Directors. Donald
A. Hoyle, Jr. and John W. Reuther have been designated as members under the Executive Retirement Plan.

         On March 7, 1994, the Bank supplemented the above described "Executive Retirement Plan" with insurance contracts for the benefit of Donald
A. Hoyle, Jr. and John W. Reuther. The supplemental plan provides that the Bank purchase life insurance policies on the lives of the named executives. The Bank will further pay the annual premium due on each such policy until each insured reaches the age of 65, unless employment is terminated prior to age 65. Each named executive shall have a 100% ownership interest in his account upon eligibility for retirement, death, termination of his employment or in the event of a merger or acquisition of the Bank by another entity. Each named executive has executed a split-dollar agreement granting a collateral interest to the Bank for all premiums paid by the Bank, which collateral interest is extinguished upon retirement, death, termination of employment or in the event of a merger or acquisition of the Bank by another entity. At their retirement age of 65, the plan benefit is estimated at $593,540 for Donald A. Hoyle, Jr. and $840,766 for John W. Reuther.

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

         The operation and administration of the ESOP is controlled by a committee appointed by the Board of Directors. The committee presently consists of Donald A. Hoyle, Jr., Patricia A. Cobb, Susan Muir, Nina Sticker and Gene E. Goldenziel. The committee designates investment policies under which the Trustee acts. The Board of Directors has the sole responsibility to appoint and remove members of the committee or the Trustee, and for determining the amount of contributions to the ESOP by the Bank, and to amend or terminate, in whole or in part, the ESOP or the trust agreement.

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

Stock Option Plan

         In February 1990, the Board of Directors of the Company adopted a stock option plan, which was approved by the shareholders of the Company in May 1990 (the "Stock Option Plan"). Pursuant to the Stock Option Plan, stock options may be granted which qualify under the Internal Revenue Code as incentive stock options as well as stock options that do not qualify as incentive options. All officers and key employees of the Company or any current or future subsidiary who are employed on a full-time basis are eligible to receive options under the Stock Option Plan. As of December 31, 1996, incentive stock options covering an aggregate of 162,000 shares had been granted pursuant to the Stock Option Plan at a $8.00 per share exercise price, incentive stock options covering an aggregate of 60,000 shares had been granted at a $9.00 per share exercise price, incentive stock options covering an aggregate of 18,000 shares had been granted at a $11.50 per share exercise price and incentive stock options covering an aggregate of 60,000 shares were granted at $13.00 per share exercise price. All option amounts and the exercise prices thereof have been adjusted to give effect to the two for one stock split effective June 5, 1996.

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

         The aggregate number of shares which may be issued upon the exercise of options under the Stock Option Plan is 300,000 shares (as adjusted for the two for one stock split effective June 5, 1996) of Common Stock. The option price for options issued under the Stock Option Plan is to be at least equal to 100% of the fair market value of the Common Stock as of the date the option is granted. The fair market value is determined by the committee.

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

         The following table sets forth certain information concerning the shares acquired upon exercise of options, the number of unexercised options and the value of unexercised options at December 31, 1997 held by the Executive Officers listed in the Summary Table. No options were granted during the year ended December 31, 1997.

                   OPTION EXERCISES AND YEAR-END VALUE TABLE
                Aggregate Option Exercises In Last Fiscal Year
                    and Option Value at December 31, 1997



                                                                    Number of Unexercised    Value of Unexercised
                                                                          Options at         In-the-Money Options
                                                                      December 31, 1997     at December 31, 1997(a)
                                                                      -----------------     -----------------------
                                         Shares
                                        Acquired         Value           Exercisable/            Exercisable/
                Name                   on Exercise     Realized         Unexercisable            Unexercisable
                ----                   -----------     --------         -------------            -------------

Donald A. Hoyle, Jr.                          - 0 -          - 0 -          73,878/0                $860,761/0

John W. Reuther                               8,297       $132,752          56,000/0                $630,000/0



(a) Based upon the difference between the market value of $22.25 per share on December 31, 1997 and the exercise price of the option (as adjusted for the two to one stock split effective June 5, 1996).

Compensation of Directors

         Members of the Board of Directors are compensated at the rate of $200 per meeting of the Company and $500 per meeting of the Bank attended and $250 for meetings of the Bank not attended. Non-management Directors of the Bank also received an additional fee of $9,000 during 1997.

Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of April 30, 1998, certain information with respect to the beneficial ownership of Common Stock by (i) each person who owns of record or who is known by the Board of Directors to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each Director, (iii) each of the Executive Officers named in the Summary Compensation Table herein and (iv) all Executive Officers and Directors of the Company as a group:

                                                                                   Shares of
                                                                                  Common Stock
                                                                                  Beneficially        Percent of
         Name                                        Position                       Owned(a)           Class(b)
----------------------------            ---------------------------------       ----------------     -------------

Richard Chojnowski                      Director                                    146,456(c)           5.05%
3900 Robert Drive
Olyphant, PA

Gene E. Goldenziel                      Director                                     55,996(d)           1.92%

John S. Guzey                           Chairman/Director                            56,000              1.93%

Donald A. Hoyle, Jr.                    President/Director                          112,722(e)           3.82%

William K. Nasser                       Director                                     76,612(f)           2.64%

Margaret L. O'Connor                    Director                                     44,816(g)           1.54%

John W. Reuther                         Senior Executive Vice President/             90,448(h)           3.09%
                                        Director

Eldore Sebastianelli                    Treasurer/Director                           47,020(i)           1.62%

John W. Walski                          Director                                    101,144(j)           3.49%

All Directors and Executive
Officers of the Company as a group
(12 Persons)                                                                        747,238             24.96%

---------

(a) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission and, accordingly, may include securities owned by or for, among others, the wife and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire within 60 days after April 30, 1998. Beneficial ownership may be disclaimed as to certain of the securities. Except as indicated in the footnotes of this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock indicated.

(b) Does not include shares held by the ESOP except as specifically set forth herein. As of April 30, 1998, the ESOP held 149,959 shares, all of which have been allocated to individual accounts.

(c)      All shares are owned jointly with his mother.

(d) Includes 21,736 shares owned jointly with his spouse and 4,000 shares held in an IRA account.

(e) Includes 46,668 shares which may be acquired upon the exercise of stock options. Also includes 11,252 shares held by the ESOP which have been allocated to his individual account.

(f) Includes 16,584 shares owned jointly with his spouse, 39,712 shares owned individually by his spouse and 18,704 held as co-trustee of a family trust.

(g) Includes 200 shares owned by the estate of such director's husband and 44,616 held as trustee for family trust.

(h) Includes 46,000 shares which may be acquired upon the exercise of stock options. Also includes 16 shares held by him as co-trustee for his son, 80 shares held jointly with his son, Michael, and 8,894 shares held by the ESOP which have been allocated to his individual account.

(i) Includes 1,748 shares held as trustee for his grandchildren and 45,272 shares held jointly with his spouse.

(j)      Includes 34,648 shares owned jointly with his spouse.

Certain Relationships and Related Transactions

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


         The law firm of Needle Goldenziel & Pascale was paid legal fees of approximately $65,773 by or on behalf of the Company or its subsidiaries for legal services rendered during 1997 (of which $14,250 was paid by borrowers of the Bank). Gene E. Goldenziel, who is a Director of the Bank and the Company, is a partner in Needle, Goldenziel & Pascale. Needle, Goldenziel & Pascale has been retained by the Bank and the Company to perform legal services in 1998.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to                  /s/ GENE E. GOLDENZIEL, ESQ.
to be signed on its behalf by the undersigned, thereunto duly authorized.            ----------------------------
                                                                                     GENE E. GOLDENZIEL, ESQ.
PIONEER AMERICAN HOLDING COMPANY CORP.                                               Director

Date: April 30, 1998                                                                 /s/ JOHN S. GUZEY
      --------------                                                                 ----------------------------
                                                                                     JOHN S. GUZEY
                                                                                     Director
By /s/ Donald A. Hoyle, Jr.
---------------------------                                                          /s/ DONALD A. HOYLE, JR.
       Donald A. Hoyle, Jr.                                                          ----------------------------
       President & Chief Executive Officer                                           DONALD A. HOYLE, JR.
                                                                                     Director

By /s/ John W. Reuther                                                               /s/ WILLIAM K. NASSER
---------------------------                                                          ----------------------------
       John W. Reuther                                                               WILLIAM K. NASSER
       Sr. Executive Vice President & Chief                                          Director
       Financial Officer

                                                                                     /s/ RICHARD CHOJNOWSKI
                                                                                     ----------------------------
                                                                                     RICHARD CHOJNOWSKI
By /s/ Richard J. Lapera                                                             Director
---------------------------
       Richard J. Lapera
       Comptroller of Pioneer American
       Bank, National Association                                                    /s/ JOHN W. REUTHER
                                                                                     ----------------------------
                                                                                     JOHN W. REUTHER
                                                                                     Director


                                                                                     /s/ ELDORE SEBASTIANELLI
                                                                                     ----------------------------
                                                                                     ELDORE SEBASTIANELLI
                                                                                     Director


                                                                                     /s/ MARGARET O'CONNOR, R.N.
                                                                                     ----------------------------
                                                                                     MARGARET O'CONNOR, R.N.
                                                                                     Director


                                                                                     /s/ JOHN W. WALSKI
                                                                                     ----------------------------
                                                                                     JOHN W. WALSKI
                                                                                     Director