Form 10-Q
period 1998-05-05
PIONEER AMERICAN HOLDING CO CORP
filed 1998-05-12
CIK 760731

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1998
                  --------------
Commission file number 0-14506
                       -------

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

Common Stock, $1.00 Par Value--2,901,484 common shares as of March 31, 1998.

                                      INDEX
                                      -----

                     PIONEER AMERICAN HOLDING COMPANY, CORP.
                     ---------------------------------------

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

                  Consolidated balance sheets--March 31, 1998
                    and December 31, 1997.------------------------------------------------------------------Page  2-3

                  Consolidated statements of income and comprehensive income--Three months ended March 31, 1998 and 1997----------------------------------------------------Page  4

                  Consolidated statements of cash flows--Three months
                    ended March 31, 1998 and 1997.----------------------------------------------------------Pages 5-6

                  Notes to consolidated financial statements--
                    March 31, 1998.-------------------------------------------------------------------------Pages 7-10

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.----------------------------------------------------------------Pages 11-14

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings-------------------------------------------------------------------------Page 15

         Item 2.  Changes in Securities---------------------------------------------------------------------Page 15

         Item 3.  Defaults upon Senior Securities-----------------------------------------------------------Page 15

         Item 4.  Submission of Matters to a Vote of Security Holders---------------------------------------Page 15

         Item 5.  Other Information-------------------------------------------------------------------------Page 15

         Item 6.  Exhibits and Reports on form 8-K----------------------------------------------------------Page 15



         SIGNATURES-----------------------------------------------------------------------------------------Page 16


PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Balance Sheets (Unaudited)

                                                                         (Dollars in thousands)
===================================================================================================
                                                                    March 31,          December 31,
Assets                                                                   1998                  1997
---------------------------------------------------------------------------------------------------
Cash and due from banks                                             $  13,674                14,918
Federal funds sold                                                      3,070                     0

Securities available for sale (cost of securities of $78,771 on March 31, 1998 and $95,591 on December 31, 1997)

     U.S. Treasury securities                                           2,002                 1,999
     Federal agency mortgage backed obligations                        27,498                31,982
     Other obligations of Federal agencies                             35,199                50,252
     Obligations of states and political subdivisions                   8,815                 8,828
     Other securities                                                   6,126                 3,635
---------------------------------------------------------------------------------------------------
Total securities available for sale                                    79,640                96,696
---------------------------------------------------------------------------------------------------

Securities held to maturity(approximate market value of $61,552 on March 31,
     1998 and $37,857 on December 31, 1997)

        Federal agency mortgage backed obligations                     43,343                19,083
        Other obligations of Federal agencies                           6,000                 6,000
        Obligations of states and political subdivisions               11,892                12,296
---------------------------------------------------------------------------------------------------
Total securities held to maturity                                      61,235                37,379
---------------------------------------------------------------------------------------------------

Loans, net of unearned discount and deferred loan fees                223,496               212,342
Allowance for loan losses                                              (2,832)               (2,759)
---------------------------------------------------------------------------------------------------
Net loans                                                             220,664               209,583
---------------------------------------------------------------------------------------------------

Accrued interest receivable                                             2,761                 3,168
Premises and equipment                                                  5,181                 5,334
Other real estate owned                                                 1,214                 1,045
Other assets                                                            2,061                 1,373
Cost in excess of fair value of net assets acquired
     (net of accumulated amortization of $923 March 31,
     1998 and $913 December 31, 1997)                                     620                   630
---------------------------------------------------------------------------------------------------

Total assets                                                        $ 390,120               370,126
===================================================================================================

                                       2

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Balance Sheets, Continued (Unaudited)

                                                                     (Dollars in thousands)
==============================================================================================
                                                                 March 31,        December 31,
Liabilities and Stockholders' Equity                                  1998                1997
----------------------------------------------------------------------------------------------
Deposits:
     Demand - noninterest bearing                                 $ 38,089              43,740
     NOW and Super NOW                                              31,254              30,679
     Savings                                                        59,554              52,783
     Money Market                                                   20,664              22,487
     Time                                                          140,681             143,954
----------------------------------------------------------------------------------------------
Total deposits                                                     290,242             293,643
----------------------------------------------------------------------------------------------

Accrued interest payable                                             2,306               2,103
Dividends payable                                                      551                 544
Federal Funds Purchased                                               --                 2,350
Other borrowed money                                                61,166              37,073
Other liabilities                                                    1,687               1,015
----------------------------------------------------------------------------------------------

Total liabilities                                                  355,952             336,728
----------------------------------------------------------------------------------------------

Stockholders' equity:
     Common stock, $1 par value per share,
     25,000,000 shares authorized; 2,901,484 shares on
     March 31, 1998 and 2,862,874 on December 31, 1997
     issued and outstanding                                          2,901               2,863
     Additional paid-in capital                                     11,771              11,472
     Undivided profits                                              18,922              18,334
     Net unrealized holding gains on
        available for sale securities, net of taxes                    574                 729
----------------------------------------------------------------------------------------------

Total stockholders' equity                                          34,168              33,398
----------------------------------------------------------------------------------------------




Total liabilities and stockholders' equity                        $390,120             370,126
==============================================================================================

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

                                                                                 Three Months Ended
                                                                                (Dollars in thousands)
=======================================================================================================

                                                                           March 31,          March 31,
                                                                                1998               1997
-------------------------------------------------------------------------------------------------------
Interest income:
      Interest and fees on loans                                            $ 4,684               4,407
      Interest on Federal funds sold                                              9                 114
      Interest on investments:
              Taxable                                                         2,049               1,580
              Non-taxable                                                       282                 221
-------------------------------------------------------------------------------------------------------
Total interest income                                                         7,024               6,322
-------------------------------------------------------------------------------------------------------
Interest expense:
      Interest on deposits                                                    2,631               2,690
      Interest on Federal funds purchased                                        22                   0
      Interest on other borrowed money                                          820                 257
-------------------------------------------------------------------------------------------------------
Total interest expense                                                        3,473               2,947
-------------------------------------------------------------------------------------------------------
Net interest income                                                           3,551               3,375

Provision for loan losses                                                       150                 135
-------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                           3,401               3,240
-------------------------------------------------------------------------------------------------------
Other operating income:
      Service charges on deposit accounts                                       302                 341
      Gain on sale of available for sale securities                             296                   0
      Gain on call of securities held to maturity                                 0                   2
      ATM fees                                                                  104                  82
      Other income                                                              151                 112
-------------------------------------------------------------------------------------------------------
Total other operating income                                                    853                 537
-------------------------------------------------------------------------------------------------------
Other operating expenses:
      Salaries and employee benefits                                          1,352               1,281
      Net occupancy expense of bank premises                                    270                 251
      Furniture and equipment expenses                                          169                 167
      Data processing expense                                                    63                  62
      Other expenses                                                            820                 825
-------------------------------------------------------------------------------------------------------
Total other operating expenses                                                2,674               2,586
-------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect
      of change in accounting principle                                       1,580               1,191

Income tax expense                                                              440                 340
-------------------------------------------------------------------------------------------------------
Net income                                                                  $ 1,140                 851
=======================================================================================================
Other comprehensive income net of tax
      Unrealized gain/loss on securities
        Unrealized holding gain/(loss) arising during the period                 54                (633)
        Less reclassification adjustment for gains
            included in net income                                             (209)                 (3)
        Comprehensive income                                                    985                 215
=======================================================================================================
Earnings Per Share Data (based on net income):

Basic                                                                       $  0.40                0.30
Diluted                                                                        0.39                0.29

PIONEER AMERICAN HOLDING COMPANY, CORP
Consolidated Statements of Cash Flows (Unaudited)


                                                                                Three Months Ended
                                                                              (Dollars in thousands)
========================================================================================================

                                                                         March 31,            March 31,
                                                                              1998                 1997
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                           $  1,140                  851

     Adjustments to reconcile net income to net
       cash from operating activities:
            Net gain on call of securities                                       0                   (2)
            Net gain on securities available for sale                         (296)                   0
            Accretion of discount on securities
                and money market investments                                   (10)                 (20)
            Amortization of premium on investment
                securities                                                      61                   18
            Provision for loan losses                                          150                  135
            Increase in deferred loan fees                                     (38)                 (14)
            Decrease (increase) in accrued interest receivable                 407                 (113)
            Depreciation and amortization of premises
                and equipment                                                  209                  208
            Gain on sales of premises and equipment                              0                   (5)
            Loss on sale of other real estate                                   82                   11
            Proceeds from the sale of mortgages
                and PHEAA loans                                              1,516                  567
            Net increase in mortgage and PHEAA loans
                 held for sale, excluding provision for
                loans losses and change in deferred
                loan fees                                                   (2,140)              (1,080)
            Gain on sale of mortgages and PHEAA loans                          (13)                  (6)
            Increase in other assets                                          (608)                (401)
            Amortization of goodwill                                            10                   10
            Increase in accrued interest payable                               203                  437
            Increase in other liabilities                                      672                  299
-------------------------------------------------------------------------------------------------------
     Total adjustments to reconcile net income to net cash
        from operating activities                                              205                   44
-------------------------------------------------------------------------------------------------------
Net cash from operating activities                                           1,345                  895
-------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Proceeds from maturities and calls of securities
        held to maturity                                                     1,824                  322
     Proceeds from maturities and calls of
        securities available for sale                                        7,569               14,344
     Proceeds from sales of securities available for sale                   12,012                    0
     Purchases of securities held to maturity                              (25,705)             (10,217)
     Purchases of securities available for sale                             (2,491)             (28,534)
     Net increase in loans made to customers, excluding
        provision for loan losses and change in
        deferred loan fees                                                 (10,819)              (1,840)
     Acquisition of premises and equipment                                     (56)                (202)
     Proceeds from sale of premises and equipment                                0                    7
     Proceeds from sale of other real estate                                    12                   57
=======================================================================================================
Net cash used in investing activities                                      (17,654)             (26,063)
-------------------------------------------------------------------------------------------------------

                                       5

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statements of Cash Flows, Continued (Unaudited)

                                                                  Three Months Ended
                                                                (Dollars in thousands)

==========================================================================================
                                                            March 31,            March 31,
                                                              1998                 1997
------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase in demand, NOW and Super NOW,
        savings, money market and time deposits             $ (3,401)               6,490
     Dividends paid                                             (544)                (481)
     Exercise of stock options                                   337                    0
     Federal funds purchased                                  (2,350)                   0
     Increase in other borrowed money                         24,093               19,717
-----------------------------------------------------------------------------------------
Net cash from financing activities                            18,135               25,726
-----------------------------------------------------------------------------------------
Net increase  in cash and cash equivalents                     1,826                  558

Cash and cash equivalents at beginning of period              14,918               21,028
-----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $ 16,744               21,586
-----------------------------------------------------------------------------------------
Supplemental Disclosure:
     Cash payments for interest                                3,270                2,510
     Cash payments for income taxes                              490                  400
     Transfer of assets from loans
        to other real estate                                     263                  281
     Net unrealized loss (gain) on securities
        available for sale                                       236                  964
     Tax effect on unrealized loss (gain)
        on securities available for sale                          81                  328
=========================================================================================


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

    Basis of Financial Statement Presentation--The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended December 31, 1997. The results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. All material intercompany balances and transactions between the Company and its subsidiary have been eliminated. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

    Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and real estate owned, management obtains independent appraisals for significant properties to the extent considered practical.

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

    Securities Held to Maturity--Securities held to maturity are carried at cost, adjusted for the amortization of the related premiums or the accretion of the related discounts into interest income using a method which approximates level-yield over the estimated remaining period until maturity. The Company believes it has the intent and ability to hold to maturity its portfolio of securities held to maturity as part of its portfolio of long-term interest earning assets.

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

    Allowance for Loan Losses--The provision for loan losses charged to operating expenses reflects the amount deemed appropriate by management to produce a reserve adequate to meet the present risk characteristics of Pioneer's loan portfolio. Management's judgment is based on the evaluation of individual loans and their overall risk characteristics, past experiences with respect to the relationship of its loan losses to the loan portfolio, the assessment of current economic conditions and other relevant factors.

    Management believes that the allowance for loan losses is adequate. While management uses available information to make its evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially

---------------------------------------------------------------

    (1)  Summary of Significant Accounting Policies, continued:

from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Pioneer's allowance for loan losses. Such agencies may require Pioneer to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.


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

    Other Real Estate Owned--Other real estate owned consists of real estate acquired through foreclosure and is stated at the lower of estimated fair value, less estimated disposal costs, or cost. Allowances for declines in value subsequent to acquisition were not necessary at March 31, 1998 and December 31, 1997. While management uses the best information available to make its evaluations, future adjustments to the valuation of other real estate may be necessary if economic conditions differ significantly from the assumption used in making the evaluation.

    Cost in Excess of Fair Value of Net Assets Acquired--Cost in excess of fair value of net assets acquired arose from an acquisition in 1976 and is being amortized on a straight-line basis over a period of 40 years.

    Income Taxes--Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled.

    Cash and Cash Equivalents--For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds are sold for one-day periods.

    Impaired Loans--As of March 31, 1998, the Company had impaired loans with a total recorded investment of $1,942,000 and $1,922,000 on December 31, 1997. The average recorded investment for the three month period ended March 31, 1998 was $1,867,000 and $1,914,000 on December 31, 1997. As of March 31, 1998, the amount of recorded investment in impaired loans for which there is a related allowance for credit losses and amount of the allowance is $1,091,000 and $260,000 respectively and $815,000 and $185,000 for December 31, 1997. The amount of the recorded investment in impaired loans for which there was no related allowance for credit losses at March 31, 1998 was $851,000 and $1,107,000 on December 31, 1997. For purposes of applying the measurement criteria for impaired loans under SFAS No. 114, as amended, the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans, as well as commercial, financial, and agricultural loans with balances less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes nonaccrual, or earlier if based on management's assessment of the relevant facts and circumstances, it is probable that a creditor will be unable to collect all assets due according to the contractual terms of the loan agreement. The Company's policy for the recognition of interest income on impaired loans is the same as for nonaccrual loans (described previously). Cash receipts on impaired loans are not recognized as income, but are applied to principal. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has included this new reporting information in its 1998 consolidated financial statements as required.

---------------------------------------------------------------

    (1)  Continued:

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

     In February 1998, the FASB issued SFAS No. 132, Employer's Disclosures about Pensions and other Post Retirement Benefits. This statement revises employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, were issued. This statement requires changes in disclosures and would not effect the financial condition, operating results, or equity of the Corporation. This Statement is effective for fiscal years beginning after December 15, 1997.

     (2)  Securities Portfolio

    Securities available for sale at March 31, 1998 and December 31, 1997 are summarized as follows:

                                                               March 31,                   December 31,
                                                                 1998                         1997
                                                        Cost        Market Value       Cost    Market Value
                                                       ----------------------------------------------------
U.S. Treasury Securities                               $ 1,999          2,002          1,998          1,999
Federal agency mortgage based
     obligations                                        27,231         27,498         31,650         31,982
Other obligations of Federal agencies                   34,941         35,199         49,835         50,252
Obligations of State and Political subdivisions          8,474          8,815          8,473          8,828
Other securities                                         6,126          6,126          3,635          3,635
                                                       ----------------------------------------------------

Securities available for sale:                         $78,771         79,640         95,591         96,696
                                                       ----------------------------------------------------

    The adjustment in stockholders' equity for the unrealized gain of the securities available for sale at March 31, 1998, net of tax, was $574,000. Included in net deferred tax assets is $(295,000) for this same unrealized gain. Securities held to maturity at March 31, 1998 and December 31, 1997 are summarized as follows:

                                                              March 31,                  December 31,
                                                               1998                         1997
                                                         Cost       Market Value     Cost      Market Value
                                                       ----------------------------------------------------
Federal agency mortgage based
     obligations                                       $43,343         43,382         19,083         19,294
Other obligations of Federal agencies                    6,000          5,990          6,000          5,977
Obligations of State and Political subdivisions         11,892         12,180         12,296         12,586
                                                       ----------------------------------------------------

Securities held to maturity:                           $61,235         61,552         37,379         37,857
                                                       ----------------------------------------------------

---------------------------------------------------------------

    (3)  Stockholders' Equity and Per Share Data

    At March 31, 1998 there were 25,000,000 shares of common stock at $1 par value authorized with 2,901,484 shares issued and outstanding.

    Through March 31, 1998 the Company has issued and outstanding 106,518 options to purchase shares of the Company, exercisable at between $8.00 to $13.00 per share. Such options were issued with exercise prices equal to the market value of the Company's common shares at the time of the grant. In the first quarter 38,610 options were exercised.

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

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                March 31,
                                                          1998            1997
                                                          ----            ----

Numerator:
      Net income                                       $  1,140             851
                                                        =======          ======

Denominator:
      Denominator for basic earnings per share -
      weighted average shares                             2,867           2,829

Effect of dilutive securities:
      Employee stock options                                 79             103
                                                        -------          ------

Denominator for diluted earnings per share -
      adjusted weighted average shares and
      assumed conversion                                  2,946           2,932
                                                        =======          ======

Basic earnings per share                               $   0.40            0.30
                                                        =======          ======

Diluted earnings per share                             $   0.39            0.29
                                                        =======          ======



    The market value of the common shares of the Company at March 31, 1998 was $24.00. The weighted average number of basic shares outstanding at March 31, 1998 was 2,867,007 shares and 2,828,912 at March 31, 1997. The weighted average number of diluted shares outstanding at March 31, 1998 was 2,946,143 shares and 2,932,277 at March 31, 1997. The Company currently has one million shares of authorized, but unissued perferred stock.

    (4) Other Matters

    The Company is currently working to resolve the potential impact of the year 2000 on the processing of data-sensitive information by the Corporation's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are estimated to be $550,000. This cost is primarily associated with purchasing new equipment and software which will be capitalized over a 5 year period. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

Financial Review Management's Discussion and Analysis of Financial Condition
----------------------------------------------------------------------------
and Results of Operation
------------------------

Highlights
----------

    Total Assets were $390,120,000 at March 31, 1998 and $370,126,000 at
December 31, 1997 which is an increase of $19,994,000 or 5.4%. Deposits decreased by $3,401,000 from $293,643,000 at December 31, 1997 which is a decrease of 1.2% at March 31, 1998. Total net loans as of December 31, 1997 stood at $209,583,000, increasing by $11,081,000 or 5.3% to $220,664,000 at
March 31, 1998.

    The average earning assets were $361,758,000 during the three months ended March 31, 1998 and $325,624,000 during the three months ended March 31, 1997. This is an increase of $36,134,000 or 11.1%.

    Average total assets during the three months ended March 31, 1998 were $384,015,000 and $347,650,000 for the three months ended March 31, 1997. The return on average total assets was 1.2% for the three months ended March 31, 1998 and 1.0% for March 31, 1997. Return on average equity for the first three months of 1998 and 1997 were 13.7% and 11.2%, respectively. Average equity for both periods was $33,376,000 for the first three months of 1998 and $30,436,000 for the first three months of 1997.

    Net income increased $289,000 or 34.0% comparing the first three months of 1998 to the first three months of 1997. The increase in 1998 was driven by an increase in total other operating income as well as an increase in net interest income. These increases were offset by a lesser increase in total other operating expense.

    Net income per diluted share was $0.39 for the first three months of 1998 and $0.29 for the first three months of 1997. Earnings per basic share were $0.40 and $0.30 for the three months ended March 31, 1998 and 1997.

Available for Sale and Securities Held to Maturity
--------------------------------------------------

    At March 31, 1998 total assets increased $19,994,000 or 5.4% over December 31, 1997. A major factor in the increase of total assets is the increase in the Bank's securities portfolio of $6,799,000 or 5.1%. There was an increase of $24,260,000 or 127.1% over December 31, 1997 in Federal agency mortgage backed obligation securities held to maturity. Money used to purchase these securities was borrowed from Federal Home Loan Bank of Pittsburgh. Offsetting this increase was a decrease in the Bank's securities available for sale of $17,056,000 or 17.6%. Management believed it was necessary to sell securities as part of its program of constantly monitoring the securities and loan portfolios in response to changes in the various risks that are applicable to these assets and changes in the Company's asset/liability strategy. This also put the Bank in a position to sell Federal funds of $3,070,000 at March 31, 1998 as compared to December 31, 1997 when the Bank purchased Federal funds of $2,350,000.

Net Loans
---------

    Net loans increased by $11,081,000 or 5.3% over December 31, 1997. This was the second major factor in the increase of total assets. During the first quarter of 1998 the Bank offered a special promotion on Home Equity loans. The promotion was held in all 20 branch offices. Money used to finance these loans was funded from a portion of the securities available for sell sold in the first quarter of 1998. All other loan areas stayed fairly constant for the first three months of 1998.

Other Borrowed Money
--------------------

    Total liabilities were $355,952,000 at March 31, 1998 and $336,728,000 at December 31, 1997 which is an increase of $19,224,000 or 5.7%. The increase in total liabilities was the result of an increase in Other borrowed money of $24,093,000 over December 31, 1997. Management had borrowed $25,000,000 in January of 1998 from Federal Home Loan Bank of Pittsburgh (which will mature in January 2008). The money borrowed was invested in mortgage backed securities. Bank management believes that it was appropriate to take advantage of borrowing at a rate lower than the rate received in investing in Federal agency mortgage backed obligation in both available for sale and securities held to maturity.

Net Interest Income
-------------------

    Net interest income for the first three months of 1998 increased $176,000 or 5.2% compared with the same period of 1997. While total interest income increased $702,000 or 11.1%, interest paid increased by $526,000 or 17.8% resulting in

Financial Review Management's Discussion and Analysis of Financial Condition
----------------------------------------------------------------------------
and Results of Operation, continued
-----------------------------------

Net Interest Income, (continued)
--------------------------------

a net effect of an increase of $176,000 or 5.2% in net interest income. The increase in net interest income was the result of an increase in the total average of interest earning assets. Interest earning assets were up $36,134,000 for the first three months of 1998 compared to the same periods in 1997. The increase in volume resulted in an increase in interest income of $702,000. The security portfolio provided $530,000 of the increase and the loan portfolio provided $277,000. During 1997 and the first quarter of 1998 the Bank borrowed $65,000,000 from Federal Home Loan Bank of Pittsburgh. The money borrowed was invested in mortgage backed securities and also used to increase our loan portfolio. Offsetting the increase of interest income for the three month ended March 31, 1998 was interest expense on other borrowed money which was up $563,000 for the three months ended March 31, 1998.

    In addition to gap management, the Company also uses simulation analysis to help monitor and manage interest rate risk. In this analysis the Company examines the result of a 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities as well as growth rates of deposit and loan portfolios. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in their balance sheet. Below are the results of this ratio shock analysis as of March 31, 1998.

                            Net Interest Rate          Percentage Change in
    Change in Rates           Income Change            Net Interest Income
    ---------------           -------------            -------------------
          +200                     221                        1.70%
         Static                     -                           -
          -200                    (974)                      (7.30%)


    A 200 basis point rise in interest rates results in a 1.7% increase in interest income. A 200 basis point decrease in interest rates results in a decrease in interest income due to optionality in the Company's securities portfolio. In a falling rate environment it is assumed that certain of the Company's securities would be called and the resulting cash flows would be reinvested at the lower prevailing rates.

Provision / Reserve for Loan Losses and Nonperforming Loans
-----------------------------------------------------------

                                          Quarter Ended           Year Ended
                                             March 31,            December 31,
                                               1998                  1997
                                         ------------------------------------
Balance at beginning of period        $      2,759,000             2,750,000
Recoveries                                       7,000                73,000
Less:  Charge Offs                              84,000               599,000
Provision for Loan Losses                      150,000               535,000
-----------------------------------------------------------------------------
Balance at end of period              $      2,832,000             2,759,000
-----------------------------------------------------------------------------

    The provision for loan losses for the first three months of 1998 amounted to $150,000. It was $535,000 at December 31, 1997 and $135,000 for the three months ended 1997. Net charge offs for the first three months of 1998 totaled $77,000 while net charge offs for December 31, 1997 were $526,000. The ratio of net charge offs during the first three months of 1998 to average loans outstanding during the same period was .04% and for the twelve months ended 1997 was .26%.

    The reserve for loan losses at March 31, 1998 totaled $2,832,000, increasing $73,000, 2.6% from $2,759,000 at December 31, 1997. The Company ratio of reserve for loan losses to total loans outstanding was 1.3% at March 31, 1998, and the same ratio as of December 31, 1997 was 1.3%.

Financial Review Management's Discussion and Analysis of Financial Condition
----------------------------------------------------------------------------
and Results of Operation, continued
-----------------------------------

Provision / Reserve for Loan Losses and Nonperforming Loans, (continued)
------------------------------------------------------------------------

    Non-performing loans are listed as follows:

                                        03/31/98                   12/31/97
                                      -----------                -----------
Non Accrual                           $ 2,694,000                $ 2,596,000
90 Days and More Past Due               1,480,000                  2,026,000
Restructured                            1,080,000                    890,000
                                      -----------                -----------
                                      $ 5,254,000                $ 5,512,000

    The Company generally places a loan on a non-accrual status when, in the opinion of management the borrower does not have the ability to meet the original terms of the loan. The Company reserves the accrued interest on all commercial loans over ninety days past due and these loans are included in the non-accrual totals. Mortgages past due 90 days or more are placed in non-accrual status unless the Bank considers the loan to be well secured and in the process of collection. Consumer loans that are not secured be real estate are generally charged off after 120 days past due.

    There are no impaired loans under SFAS No. 114 which are not included in the above table.

    The loan loss reserve as of March 31, 1998 has been deemed adequate by management. This amount is sufficient to cover inherent losses given the moderate past due, nonperforming and classified levels. Determination for loan loss reserve adequacy follows the guidelines in the Comptroller's Banking Circular No.201(revised), including risk loss analysis, specific allocations for problematic credits and provision for class loans, and the requirements of SFAS No. 114.

Other Operating Income
----------------------

    Other operating income for the first three months of 1997 was $537,000 increasing 58.8% to $853,000 reported for the first three months of 1998. There were gains recognized for the sale of securities available for sale in 1998 for the first quarter of $296,000. The Company did not recognize any gain or loss on the sale of securities available for sale in 1997. ATM fees were slightly up for 1998. Ten additional ATM machines were placed in service after the first quarter of 1997, on which a surcharge per transaction has been collected. As of March 1998 the Bank has a total of 44 ATM machines. Offsetting the increase of total other operating income was a decrease in service charges on deposit accounts due to a decrease in volume for returned items. This resulted in an increase in total other operating income for the first three months of 1998.

Other Operating Expenses
------------------------

    Total other operating expenses were $2,586,000 in the first three months of 1997 while other operating expenses were $2,674,000 in the first three months of 1998; reflecting an increase of $88,000 or 3.4% for the first three months of 1998. The 1998 increase is attributable to normal salary increases, an increase in full time equivalent employees, and an increase in net occupancy expense of bank premises. Salary and employee benefit expense increased by 5.5% as well as an increase of 7.6% for net occupancy expense of bank premises. Furniture and equipment, data processing and other expenses for the three months ended March 31, 1998 remained fairly constant with a slight increase or decrease in each of the categories as compared to the same period of 1997.

Income Taxes
------------

    The provision for income taxes for the first three months of 1998 was $440,000 and $340,000 for the first three months of 1997. The effective rate for the first three months of 1998 was 27.8% and 28.5% for the same period of 1997. The fluctuaion in the Company's tax expense and effective tax rate is primarily due to management's strategy in investing in tax free securities during the middle and latter part of 1997.

Financial Review Management's Discussion and Analysis of Financial Condition
----------------------------------------------------------------------------
and Results of Operation, continued
-----------------------------------

Capital Management and Liquidity and Rate Sensitivity
-----------------------------------------------------

    The objectives of the Corporation's capital management policy place an emphasis on both current financial positioning and future capital needs based on anticipated growth. These objectives are maintained by management which monitors its liquidity requirements through its asset/liability management program. This program, with other management analysis, enables the bank to meet its cash flow requirements and adapt to the changing needs of the Corporation's customers and the requirements of regulatory agencies. As of March 31, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of greater than or equal to 10%, 6%, and 5%, respectively.

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

    Increases in the rate of inflation can increase longer term interest rates, which can reduce the value of securities held to maturity, mortgage loans and other fixed rate and term assets. Inflationary periods also may tend to increase the borrowing needs of consumers, leading to requests for additional funds, which can expand total loans above expected levels and therefore require increased efforts to ensure the maintenance of adequate capital.

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


                                         PIONEER AMERICAN HOLDING COMPANY, CORP.

Date:  May 7, 1998                           By /s/ Donald A. Hoyle, Jr
                                                -------------------------------
                                                Donald A. Hoyle, Jr
                                                President & C.E.O.

Date:  May  7, 1998

                                        By /s/ John W. Reuther
                                           -------------------------------
                                           John W. Reuther
                                           Senior Executive Vice President &
                                           Chief Financial Officer