Form 10-Q
period 1998-06-30
PIONEER AMERICAN HOLDING CO CORP
filed 1998-08-11
CIK 760731

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1998
                  -------------

Commission file number 0-14506
                       -------


                     Pioneer American Holding Company, Corp.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                      23-2319931
         ------------                                      ----------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

41 North Main Street, Carbondale  PA                           18407
----------------------------------------                     ---------
(Address of principal executive offices)                     (Zip Code)

                                 (717) 282-2662
                               ------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   x       No       .
                                       ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practical date.

Common Stock, $1.00 Par Value--2,901,484 common shares as of June 30, 1998.

                                      INDEX

                     PIONEER AMERICAN HOLDING COMPANY, CORP.

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

                  Consolidated balance sheets--June 30, 1998
                    and December 31, 1997.................................................    Page  2-3

                  Consolidated statements of income and comprehensive income--Three and
                    Six months ended June 30, 1998 and 1997...............................      Page  4

                  Consolidated statements of cash flows--Six months
                    ended June 30, 1998 and 1997..........................................    Pages 5-6

                  Notes to consolidated financial statements--
                    June 30, 1998.........................................................   Pages 7-11

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................  Pages 12-15

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings.......................................................      Page 16

         Item 2.  Changes in Securities...................................................      Page 16

         Item 3.  Defaults upon Senior Securities.........................................      Page 16

         Item 4.  Submission of Matters to a Vote of Security Holders.....................      Page 16

         Item 5.  Other Information.......................................................      Page 16

         Item 6.  Exhibits and Reports on form 8-K........................................      Page 16



         SIGNATURES.......................................................................      Page 17




PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Balance Sheets (Unaudited)

                                                                       (Dollars in thousands)
----------------------------------------------------------------------------------------------------
                                                                     June 30,          December 31,
Assets                                                                 1998                  1997
----------------------------------------------------------------------------------------------------

Cash and due from banks                                            $  15,049               14,918
Federal funds sold                                                     7,700                    0

Securities available for sale (cost of securities of $79,625 on June 30, 1998 and $95,591 on
    December 31, 1997)

     U.S. Treasury securities                                          2,002                1,999
     Federal agency mortgage backed obligations                       27,227               31,982
     Other obligations of Federal agencies                            36,243               50,252
     Obligations of states and political subdivisions                  8,921                8,828
     Other securities                                                  6,126                3,635
-------------------------------------------------------------------------------------------------
Total securities available for sale                                   80,519               96,696
-------------------------------------------------------------------------------------------------

Securities held to maturity(approximate market value of
     $57,850 on June 30, 1998 and $37,857 on
      December 31, 1997)

        Federal agency mortgage backed obligations                    41,195               19,083
        Other obligations of Federal agencies                          5,000                6,000
        Obligations of states and political subdivisions              11,302               12,296
-------------------------------------------------------------------------------------------------
Total securities held to maturity                                     57,497               37,379
-------------------------------------------------------------------------------------------------

Loans, net of unearned discount and deferred loan fees               221,996              212,342
Allowance for loan losses                                             (2,930)              (2,759)
-------------------------------------------------------------------------------------------------
Net loans                                                            219,066              209,583
-------------------------------------------------------------------------------------------------

Accrued interest receivable                                            2,905                3,168
Premises and equipment                                                 5,388                5,334
Other real estate owned                                                1,195                1,045
Other assets                                                           2,878                1,373
Cost in excess of fair value of net assets acquired
     (net of accumulated amortization of $933 June 30,
     1998 and $913 December 31, 1997)                                    610                  630
-------------------------------------------------------------------------------------------------

Total assets                                                       $ 392,807              370,126
=================================================================================================

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Balance Sheets, Continued (Unaudited)

                                                                    (Dollars in thousands)
--------------------------------------------------------------------------------------------
                                                                  June 30,     December 31,
Liabilities and Stockholders' Equity                                1998           1997
--------------------------------------------------------------------------------------------
Deposits:
     Demand - noninterest bearing                                $ 39,864             43,740
     NOW and Super NOW                                             27,783             30,679
     Savings                                                       57,856             52,783
     Money Market                                                  19,837             22,487
     Time                                                         147,641            143,954
--------------------------------------------------------------------------------------------
Total deposits                                                    292,981            293,643
--------------------------------------------------------------------------------------------

Accrued interest payable                                            2,355              2,103
Dividends payable                                                     551                544
Federal Funds Purchased                                                 0              2,350
Other borrowed money                                               60,245             37,073
Other liabilities                                                   2,122              1,015
--------------------------------------------------------------------------------------------

Total liabilities                                                 358,254            336,728
--------------------------------------------------------------------------------------------

Stockholders' equity:
     Common stock, $1 par value per share,
     25,000,000 shares authorized; 2,901,484 shares on
     June 30, 1998 and 2,862,874 on December 31, 1997
      issued and outstanding                                        2,901              2,863
     Additional paid-in capital                                    11,770             11,472
     Undivided profits                                             19,292             18,334
     Net unrealized holding gains on
        available for sale securities, net of taxes                   590                729
--------------------------------------------------------------------------------------------

Total stockholders' equity                                         34,553             33,398
--------------------------------------------------------------------------------------------





Total liabilities and stockholders' equity                       $392,807            370,126
============================================================================================

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

                                                                       Three Months Ended                   Six Months Ended
                                                                       (Dollars in thousands)            (Dollars in thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                       June 30,         June 30,        June 30,         June 30,
                                                                         1998             1997            1998             1997
-----------------------------------------------------------------------------------------------------------------------------------
Interest income:
      Interest and fees on loans                                    $ 4,790             4,546              9,474              8,953
      Interest on Federal funds sold                                     82                56                 91                170
      Interest on investments:
              Taxable                                                 1,933             1,770              3,982              3,350
              Non-taxable                                               276               257                558                478
-----------------------------------------------------------------------------------------------------------------------------------

Total interest income                                                 7,081             6,629             14,105             12,951
-----------------------------------------------------------------------------------------------------------------------------------

Interest expense:
      Interest on deposits                                            2,650             3,011              5,281              5,701
      Interest on Federal funds purchased                                 1                 0                 23                  0
      Interest on other borrowed money                                  889               314              1,709                571
-----------------------------------------------------------------------------------------------------------------------------------

Total interest expense                                                3,540             3,325              7,013              6,272
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                   3,541             3,304              7,092              6,679

Provision for loan losses                                               150               140                300                275
-----------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                   3,391             3,164              6,792              6,404
-----------------------------------------------------------------------------------------------------------------------------------

Other operating income:
      Service charges on deposit accounts                               335               334                637                675
      Gain on sale of available for sale securities                       0                36                296                 36
      Gain on call of securities held to maturity                         0                 0                  0                  2
      ATM fees                                                          115                97                219                179
      Other income                                                      134               160                285                272
-----------------------------------------------------------------------------------------------------------------------------------

Total other operating income                                            584               627              1,437              1,164
-----------------------------------------------------------------------------------------------------------------------------------

Other operating expenses:
      Salaries and employee benefits                                  1,318             1,240              2,670              2,521
      Net occupancy expense of bank premises                            249               261                519                512
      Furniture and equipment expenses                                  193               174                362                341
      Data processing expense                                            61                60                124                122
      Other expenses                                                    893               736              1,713              1,561
-----------------------------------------------------------------------------------------------------------------------------------

Total other operating expenses                                        2,714             2,471              5,388              5,057
-----------------------------------------------------------------------------------------------------------------------------------

Income before income taxes and cumulative effect
      of change in accounting principle                               1,261             1,320              2,841              2,511

Income tax expense                                                      340               355                780                695
-----------------------------------------------------------------------------------------------------------------------------------

Net income                                                          $   921               965              2,061              1,816
===================================================================================================================================

Other comprehensive income net of tax
      Unrealized gain/loss on securities
        Unrealized holding gain arising during the period                13               845                 67                212
        Less reclassification adjustment for gains
            included in net income                                        3                (2)              (206)                (5)
        Comprehensive income                                            937             1,808              1,922              2,023
===================================================================================================================================

Earnings Per Share Data (based on net income):

Basic                                                               $  0.32              0.34               0.71               0.64
Diluted                                                                0.31              0.33               0.70               0.62
===================================================================================================================================

PIONEER AMERICAN HOLDING COMPANY, CORP
Consolidated Statements of Cash Flows (Unaudited)


                                                                                      Six Months Ended
                                                                                   (Dollars in thousands)
--------------------------------------------------------------------------------------------------------------
                                                                                 June 30,            June 30,
                                                                                  1998                  1997
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                   $  2,061               1,816

     Adjustments to reconcile net income to net
        cash from operating activities:
            Net gain on call of securities                                               0                  (2)
            Net gain on securities available for sale                                 (296)                (36)
            Accretion of discount on securities
                and money market investments                                           (21)                (36)
            Amortization of premium on investment
                securities                                                             141                  38
            Provision for loan losses                                                  300                 275
            Increase in deferred loan fees                                             (62)                (20)
            Decrease (increase) in accrued interest receivable                         263                (546)
            Depreciation and amortization of premises
                and equipment                                                          419                 417
            Gain on sales of premises and equipment                                      0                  (5)
            Loss on sale of other real estate                                          113                  11
            Proceeds from the sale of mortgages
                and PHEAA loans                                                      2,560               1,701
            Net increase in mortgage and PHEAA loans
                 held for sale, excluding provision for
                loans losses and change in deferred
                loan fees                                                           (2,959)             (1,757)
            Gain on sale of mortgages and PHEAA loans                                  (20)                (16)
            Increase in other assets                                                (1,433)               (829)
            Amortization of goodwill                                                    19                  19
            Increase in accrued interest payable                                       252                 461
            Increase in other liabilities                                            1,107                 858
--------------------------------------------------------------------------------------------------------------
     Total adjustments to reconcile net income to net cash
        from operating activities                                                      383                 533
--------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                   2,444               2,349
--------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Proceeds from maturities and calls of securities
        held to maturity                                                             5,575               1,710
     Proceeds from maturities and calls of
        securities available for sale                                               10,827              17,251
     Proceeds from sales of securities available for sale                           12,012               2,025
     Purchases of securities held to maturity                                      (25,705)            (12,018)
     Purchases of securities available for sale                                     (6,685)            (33,722)
     Net increase in loans made to customers, excluding
        provision for loan losses and change in
        deferred loan fees                                                          (9,629)             (1,546)
     Acquisition of premises and equipment                                            (473)               (953)
     Proceeds from sale of premises and equipment                                        0                  35
     Proceeds from sale of other real estate                                            64                  78
--------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              (14,014)            (27,140)
--------------------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statements of Cash Flows, Continued (Unaudited)

                                                                           Six Months Ended
                                                                        (Dollars in thousands)
--------------------------------------------------------------------------------------------------
                                                                  June 30,             June 30,
                                                                    1998                 1997
--------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase(decrease) in demand, NOW and Super NOW,
        savings, money market and time deposits                     $   (662)              5,322
     Dividends paid                                                   (1,095)               (962)
     Exercise of stock options                                           336                 273
     Federal funds purchased                                          (2,350)                  0
     Increase in other borrowed money                                 23,172              18,857
--------------------------------------------------------------------------------------------------

Net cash from financing activities                                    19,401              23,490
--------------------------------------------------------------------------------------------------

Net increase  in cash and cash equivalents                             7,831              (1,301)

Cash and cash equivalents at beginning of period                      14,918              21,028
--------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                          $ 22,749              19,727
--------------------------------------------------------------------------------------------------

Supplemental Disclosure:
     Cash payments for interest                                        6,761               5,811
     Cash payments for income taxes                                    1,065                 700
     Transfer of assets from loans
        to other real estate                                             327                 304
     Net unrealized loss (gain) on securities
        available for sale                                               211                (315)
     Tax effect on unrealized loss (gain)
        on securities available for sale                                  72                (108)
==================================================================================================

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

    Basis of Financial Statement Presentation--The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended December 31, 1997. The results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. All material intercompany balances and transactions between the Company and its subsidiary have been eliminated. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

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

    Other Real Estate Owned--Other real estate owned consists of real estate acquired through foreclosure and is stated at the lower of estimated fair value, less estimated disposal costs, or cost. Allowances for declines in value subsequent to acquisition were not necessary at June 30, 1998 and December 31, 1997. While management uses the best information available to make its evaluations, future adjustments to the valuation of other real estate may be necessary if economic conditions differ significantly from the assumptions used in making the evaluation.

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

    Impaired Loans--As of June 30, 1998, the Company had impaired loans with a total recorded investment of $2,085,000 and $1,922,000 on December 31, 1997. The average recorded investment in impaired loans for the six month period ended June 30, 1998 was $1,916,000 and $1,914,000 on December 31, 1997. As of June 30,
1998, the amount of recorded investment in impaired loans for which there is a related allowance for credit losses and amount of the allowance is $900,000 and $246,000, respectively, and $815,000 and $185,000 for December 31, 1997. The
amount of the recorded investment in impaired loans for which there was no related allowance for credit losses at June 30, 1998 was $1,185,000 and $1,107,000 on December 31, 1997. For purposes of applying the measurement criteria for impaired loans under SFAS No. 114, as amended, the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans, as well as commercial, financial, and agricultural loans with balances less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes nonaccrual, or earlier if based on management's assessment of the relevant facts and circumstances, it is probable that a creditor will be unable to collect all assets due according to the contractual terms of the loan agreement. The Company's policy for the recognition of interest income on impaired loans is the same as for nonaccrual loans (described previously). Cash receipts on impaired loans are not recognized as income, but are applied to principal. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

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

     In February 1998, the FASB issued SFAS No. 132, Employer's Disclosures about Pensions and other Post Retirement Benefits. This statement revises employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, were issued. SFAS No. 132 changes in disclosures and would not effect the financial condition, operating results, or equity of the Corporation. This Statement is effective for fiscal years beginning after December 15, 1997.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign-currency-denominated forecasted transaction. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier adoption is permitted. The Company has not yet determined the impact, if any, of this Statement, including its provisions for the potential reclassifications of investment securities on earnings, financial condition or equity.

     (2)  Securities Portfolio

    Securities available for sale at June 30, 1998 and December 31, 1997 are summarized as follows:



                                                                June 30,                          December 31,
                                                                 1998                                1997
                                                          Cost          Market Value           Cost        Market Value
                                                       ----------------------------------------------------------------
U.S. Treasury Securities                                  $ 1,999             2,002             1,998             1,999
Federal agency mortgage based
     obligations                                           26,979            27,227            31,650            31,982
Other obligations of Federal agencies                      35,947            36,243            49,835            50,252
Obligations of State and Political subdivisions             8,574             8,921             8,473             8,828
Other securities                                            6,126             6,126             3,635             3,635
                                                       ----------------------------------------------------------------

Securities available for sale:                            $79,625            80,519            95,591            96,696
                                                       ----------------------------------------------------------------



    The adjustment in stockholders' equity for the unrealized gain of the securities available for sale at June 30, 1998, net of tax, was $590. Included in net deferred tax assets is $(304) for this same unrealized gain. Securities held to maturity at June 30, 1998 and December 31, 1997 are summarized as follows:



                                                                 June 30,                         December 31,
                                                                  1998                               1997
                                                          Cost          Market Value           Cost        Market Value
                                                       ----------------------------------------------------------------
Federal agency mortgage based
     obligations                                          $41,195            41,258            19,083            19,294
Other obligations of Federal agencies                       5,000             4,999             6,000             5,977
Obligations of State and Political subdivisions            11,302            11,593            12,296            12,586
                                                       ----------------------------------------------------------------

Securities held to maturity:                              $57,497            57,850            37,379            37,857
                                                       ----------------------------------------------------------------

(3)  Stockholders' Equity and Per Share Data

    The Company currently has one million shares of authorized, but unissued preferred stock. At June 30, 1998 there were 25,000,000 shares of common stock at $1 par value authorized with 2,901,484 shares issued and outstanding.

    Through June 30, 1998 the Company has issued and outstanding 106,518 options to purchase shares of the Company, exercisable at between $8.00 to $13.00 per share. Such options were issued with exercise prices equal to the market value of the Company's common shares at the time of the grant. In the first quarter 38,610 options were exercised.

    In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which was required to be adopted in both interim and annual financial statements for periods ending after December 15, 1997. Accordingly, the Company has changed its methodology for computing earnings per share and restated all prior period amounts. SFAS 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded from basic earnings per share but included in the computation of diluted earnings per share.

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,
                                                            1998             1997             1998             1997
                                                           ------           ------           ------           ------
Numerator:
      Net income                                           $  921              965            2,061            1,816
                                                           ======           ======           ======           ======

Denominator:
      Denominator for basic earnings per share -
      weighted average shares                               2,901            2,845            2,884            2,837

Effect of dilutive securities:
      Employee stock options                                   56               95               67               99
                                                           ------           ------           ------           ------

Denominator for diluted earnings per share -
      adjusted weighted average shares and
      assumed conversion                                    2,957            2,940            2,951            2,936
                                                           ======           ======           ======           ======

Basic earnings per share                                   $ 0.32             0.34             0.71             0.64
                                                           ======           ======           ======           ======

Diluted earnings per share                                 $ 0.31             0.33             0.70             0.62
                                                           ======           ======           ======           ======

    The market value of the common shares of the Company at June 30, 1998 was $23.25.

    (4) Other Matters

    The Company is currently working to resolve the potential impact of the year 2000 on the processing of data-sensitive information by the Corporation's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are estimated to be $550,000. This cost is primarily associated with purchasing new equipment and software which will be capitalized and amortized over a 5 year period. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

Financial Review Management's Discussion and Analysis of
  Financial Condition and Results of Operation

Highlights

    Total Assets were $392,807,000 at June 30, 1998 and $370,126,000 at December 31, 1997 which is an increase of $22,681,000 or 6.1%. Deposits decreased by $662,000 from $293,643,000 at December 31, 1997 which is a decrease of .2% at June 30, 1998. Total net loans as of December 31, 1997 stood at $209,583,000, increasing by $9,483,000 or 4.5% to $219,066,000 at June 30, 1998.

    The average earning assets were $364,434,000 during the six months ended June 30, 1998 and $328,950,000 during the six months ended June 30, 1997. This is an increase of $35,484,000 or 10.8%. For the second quarter average earning assets were $367,109,000 for 1998 and $332,276,000 for 1997, an increase of
$34,833,000 or 10.5%.

    Average total assets during the six months ended June 30, 1998 were $387,349,000 and $351,580,000 for the six months ended June 30, 1997 and
$390,683,000 and $355,510,000 for the three months ended June 30, 1998 and 1997, respectively. The return on average total assets was 1.0% for both six months and three months ended June 30, 1998. The return on average total assets for 1997 was 1.0% and 1.1% for six and three months ended June 30, 1997. Return on average equity for six and three months ended June 30, 1998 were 12.3% and 11.0%, respectively and for the same periods in 1997 were 11.9% and 12.6%. Average equity was $33,471,000 for the first six months and $33,565,000 for the second quarter of 1998 and $30,543,000 for the first six months and $30,649,000 for the second quarter of 1997.

    Net income increased $245,000 or 13.5% comparing the first six months of 1998 to the first six months of 1997. The increase in 1998 was driven by an increase in total other operating income as well as an increase in net interest income. These increases were offset by a lesser increase in total other operating expense. Net income for the second quarter of 1998 decreased $44,000 or 4.6% compared to the same period of 1997. The decrease in 1998 was driven by an increase in total other operating expense. This was partially offset by an increase in net interest income.

    Net income per diluted share was $0.70 for the first six months of 1998 and $0.62 for the first six months of 1997. Net income per diluted share for three months ended June 30, 1998 and June 30, 1997 was $0.31 and $0.33, respectively. Earnings per basic share were $0.71 and $0.64 for the six months ended June 30, 1998 and 1997, and $0.32 and $0.34 for the three months ended June 30, 1998 and 1997, respectively.

Available for Sale and Securities Held to Maturity

    A major factor in the increase of total assets at June 30, 1998 is the increase in the Bank's securities portfolio of $3,941,000 or 2.9%. There was an increase of $22,112,000 or 115.9% over December 31, 1997 in Federal agency mortgage backed obligation securities held to maturity. Money used to purchase these securities was borrowed from Federal Home Loan Bank of Pittsburgh. Offsetting this increase was a decrease in the Bank's securities available for sale of $16,177,000 or 16.7%. Management believed it was necessary to sell securities as part of its program of constantly monitoring the securities and loan portfolios in response to changes in the various risks that are applicable to these assets and changes in the Company's asset/liability strategy. This also put the Bank in a position to sell Federal funds of $7,700,000 at June 30, 1998 as compared to December 31, 1997 when the Bank purchased Federal funds of $2,350,000.

Net Loans

    Net loans increased by $9,483,000 or 4.5% over December 31, 1997. This was the second major factor in the increase of total assets. During the first quarter of 1998 the Bank offered a special promotion on Home Equity loans. The promotion was held in all 20 branch offices. Money used to finance these loans was funded from a portion of the securities available for sale sold in the first quarter of 1998. All other loan areas stayed fairly constant for the first six months of 1998.

Other Borrowed Money

    Total liabilities were $358,254,000 at June 30, 1998 and $336,728,000 at December 31, 1997 which is an increase of $21,526,000 or 6.4%. The increase in total liabilities was the result of an increase in Other borrowed money of $23,172,000 over December 31, 1997. Management borrowed $25,000,000 in January of 1998 from Federal Home Loan Bank of Pittsburgh (which will mature in January
2008). The money borrowed was invested in mortgage backed securities. Bank management believes that it was appropriate to take advantage of borrowing at a rate lower than the rate

Financial Review Management's Discussion and Analysis of
 Financial Condition and Results of Operation, continued

Other Borrowed Money, continued

received in investing in Federal agency mortgage backed obligation in both available for sale and securities held to maturity.

Net Interest Income

    Net interest income for the first six months of 1998 increased $413,000 or 6.2% compared with the same period of 1997. While net interest income for the second quarter of 1998 increased $237,000 or 7.2% over the second quarter of 1997. Total interest income increased $1,154,000 and $452,000 for six and three months ended June 30, 1998. The increase in interest income was the result of an increase in the total average of interest earning assets. Interest earning assets were up $35,484,000 and $34,833,000 for the six and three months of 1998 compared to the same periods in 1997. The security portfolio provided $712,000 of the increase and the loan portfolio provided $521,000 for the six months ended June 30, 1998. Total interest expense also increased $741,000 resulting in a net increase of $413,000 or 6.2% in net interest income. During 1997 and the first quarter of 1998 the Bank borrowed $65,000,000 from Federal Home Loan Bank of Pittsburgh. The money borrowed was invested in mortgage backed securities and also used to increase our loan portfolio. Offsetting the increase of interest income for the six and three months ended June 30, 1998 was interest expense on other borrowed money which was up $1,138,000 and $575,000, respectively for the same period in 1997. Total interest expense on deposits decreased for both the quarter and six months ended June 30, 1998 as compared to the prior year. This was attributable to a decrease in total interest bearing deposits as well as a $204,000 one-time charge taken in the second quarter of 1997 relating to the under accrual of interest expense on certain interest bearing deposit accounts.

    In addition to gap management, the Company also uses simulation analysis to help monitor and manage interest rate risk. In this analysis the Company examines the result of a 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities as well as growth rates of deposit and loan portfolios. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in their balance sheet. Below are the results of this ratio shock analysis as of June 30, 1998.


                                  Net Interest Rate       Percentage Change in
      Change in Rates               Income Change         Net Interest Income
      ---------------             -----------------       ---------------------
            +200                          509                     3.80%
           Static                         -                        -
            -200                       (1,334)                  (10.00%)


    A 200 basis point rise in interest rates results in a 3.8% increase in interest income. A 200 basis point decrease in interest rates results in a decrease in interest income due to optionality in the Company's securities portfolio. In a falling rate environment it is assumed that certain of the Company's securities would be called and the resulting cash flows would be reinvested at the lower prevailing rates.

Provision / Reserve for Loan Losses and Nonperforming Loans


                                                             Quarter Ended               Year Ended
                                                               June 30,                  December 31,
                                                                1998                        1997
                                                          -----------------------------------------
Balance at beginning of period                            $   2,759,000                   2,750,000
Recoveries                                                       33,000                      73,000
Less:  Charge Offs                                              162,000                     599,000
Provision for Loan Losses                                       300,000                     535,000
----------------------------------------------------------------------------------------------------
Balance at end of period                                  $   2,930,000                   2,759,000
----------------------------------------------------------------------------------------------------


    The provision for loan losses for the first six months of 1998 amounted to $300,000 and $150,000 for the three months ended June 30, 1998. It was $535,000 at December 31, 1997 and $275,000 for the six months ended 1997, and $140,000

Financial Review Management's Discussion and Analysis of
Financial Condition and Results of Operation, continued

Provision / Reserve for Loan Losses and Nonperforming Loans, continued

for the three months ended June 30, 1997. Net charge offs for the first six months of 1998 totaled $129,000 while net charge offs for December 31, 1997 were $526,000. The significant increase in charge offs in 1997 was due to three specific loans that were not fully collateralized. The ratio of net charge offs during the first six months of 1998 to average loans outstanding during the same period was .05% and for the twelve months ended 1997 was .26%.

    The reserve for loan losses at June 30, 1998 totaled $2,930,000, increasing $171,000, 6.2% from $2,759,000 at December 31, 1997. The Company ratio of reserve for loan losses to total loans outstanding was 1.3% at June 30, 1998, and the same ratio as of December 31, 1997 was 1.3%.

    Non-performing loans are listed as follows:

                                     06/30/98             12/31/97
                                     --------             --------
Non Accrual                         $2,918,000           $2,596,000
90 Days and More Past Due            1,456,000            2,026,000
Restructured                           980,000              890,000
                                    ----------           ----------
                                    $5,354,000           $5,512,000

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

    The loan loss reserve as of June 30, 1998 has been deemed adequate by management. This amount is sufficient to cover inherent losses given the present past due, nonperforming and classified levels. Determination of loan loss reserve adequacy follows the guidelines in the Comptroller's Banking Circular No.201(revised), including risk loss analysis, specific allocations for problematic credits and provision for class loans, and the requirements of SFAS No. 114, as amended.

Other Operating Income

    Other operating income for the first six months of 1997 was $1,164,000 increasing 23.5% to $1,437,000 reported for the first six months of 1998. There was a gain recognized for the sale of securities available for sale in 1998 for the first six months of $296,000 compared to $36,000 for the same period of 1997. ATM fees were slightly up for both six and three months ended June 30, 1998. Ten additional ATM machines were placed in service after the first quarter of 1997, on which a surcharge per transaction has been collected. As of June 1998 the Bank has a total of 40 ATM machines. Other operating income for the three months ended 1998 decreased $43,000 or 6.9%. The Company did not recognize any gain or loss on the sale of securities available for sale in the second quarter of 1998. There were gains of $36,000 in 1997 for the same period.

Other Operating Expenses

    Total other operating expenses were $5,057,000 in the first six months of 1997 while other operating expenses were $5,388,000 in the first six months of 1998 reflecting an increase of $331,000 or 6.5% for the first six months of 1998. For the second quarter of 1998 total other operating expense was up $243,000 or 9.8% over the same period in 1997. The 1998 increase for both six and three months ended June 30, 1998 was 5.9% and 6.3%. This increase was attributable to normal salary increase, and an increase in full-time equivalents. Other expenses increased by 9.7% for the six months ended June 30, 1998 and 21.3% for the second quarter. The largest increase was in total professional fees. This expense was up $73,000 due to timing differences when services were provided. This expense is attributable to the expense increase for both six and three months ended June 30, 1998. The expense for automated teller machines and related cardholder services increased $42,000 due to the growth in automated teller machines. Other areas with increases over 1997 were postage up

Financial Review Management's Discussion and Analysis of
Financial Condition and Results of Operation, continued

Other Operating Expenses, continued

$12,000, information services up $11,000 and expenses for directors fees up $13,000. Net occupancy expense of bank premises, furniture and equipment expense, and data processing expense for the six and three months ended June 30, 1998 remained fairly constant with a slight increase or decrease in each of the categories as compared to the same period of 1997.

Income Taxes

    The provision for income taxes for the first six months of 1998 was $780,000 and $695,000 for the first six months of 1997. The effective rate for the first six months of 1998 was 27.5% and 27.7% for the same period of 1997. The effective rate for the second quarter was 26.9% for both 1998 and 1997. This reflects the current tax rates and the level of income for the periods.

Capital Management and Liquidity and Rate Sensitivity

    The objectives of the Corporation's capital management policy place an emphasis on both current financial positioning and future capital needs based on anticipated growth. These objectives are maintained by management which monitors its liquidity requirements through its asset/liability management program. This program, with other management analysis, enables the bank to meet its cash flow requirements and adapt to the changing needs of the Corporation's customers and the requirements of regulatory agencies. As of June 30, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of greater than or equal to 10%, 6%, and 5%, respectively.

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

    The banking industry is affected by inflation in a different manner than other industries, although certain changes have similar effects on both banks and other business enterprises. Current economic indicators are moving in the direction of possible inflationary changes. Interest rates have been fluctuating in response to economic changes, which will affect the asset/liability policy of the bank. Rates on deposits and loans are changed as necessary with consideration of economic and market conditions. Our continuing efforts to monitor all phases of the financial condition of all assets which can be affected by inflation include the pricing of collateral on a regular basis.

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

None

Item 3.  Default Upon Senior Executives

None

Item 4.  Submission of Matters to a Vote of Security Holders

                  (a) The annual meeting of Pioneer American Holding Corp was held on June 2, 1998

                  (b) Two directors were elected at this meeting for four year terms as follows:

                                    John S. Guzey
                                    Margaret L. O'Connor

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

None

                                  SIGNATURES *

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PIONEER AMERICAN HOLDING COMPANY, CORP.

Date:  August 7, 1998               By   /s/ Donald A. Hoyle, Jr.
                                       ------------------------------------
                                         Donald A. Hoyle, Jr.
                                         President & C.E.O.

Date:  August  7, 1998              By   /s/ John W. Reuther
                                       ------------------------------------
                                         John W. Reuther
                                         Senior Executive Vice President &
                                         Chief Financial Officer