Form 10-Q
period 1998-09-30
PIONEER AMERICAN HOLDING CO CORP
filed 1998-11-12
CIK 760731

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1998
                  ------------------

Commission file number 0-14506
                       -------

                     Pioneer American Holding Company, Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                               23-2319931
        ----------------                          ---------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

         41 North Main Street, Carbondale  PA                    18407
       ----------------------------------------                ----------
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
                                       -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practical date.

Common Stock, $1.00 Par Value--2,904,309 common shares as of September 30, 1998.

                                      INDEX

                     PIONEER AMERICAN HOLDING COMPANY, CORP.

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

              Consolidated balance sheets--September 30, 1998
                and December 31, 1997.-------------------------------------------------------Page  2-3

              Consolidated statements of income and comprehensive income--Three and
                Nine months ended September 30, 1998 and 1997--------------------------------Page  4

              Consolidated statements of cash flows--Nine months
                ended September 30, 1998 and 1997.-------------------------------------------Pages 5-6

              Notes to consolidated financial statements--
                September 30, 1998.----------------------------------------------------------Pages 7-10

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.-----------------------------------------------------Pages 11-15

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings--------------------------------------------------------------Page 16

     Item 2.  Changes in Securities----------------------------------------------------------Page 16

     Item 3.  Defaults upon Senior Securities------------------------------------------------Page 16

     Item 4.  Submission of Matters to a Vote of Security Holders----------------------------Page 16

     Item 5.  Other Information--------------------------------------------------------------Page 16

     Item 6.  Exhibits and Reports on form 8-K-----------------------------------------------Page 16



     SIGNATURES------------------------------------------------------------------------------Page 17

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Balance Sheets (Unaudited)

                                                                          (Dollars in thousands)
----------------------------------------------------------------------------------------------------------
                                                                    September 30,             December 31,
Assets                                                                  1998                     1997
----------------------------------------------------------------------------------------------------------
Cash and due from banks                                             $ 15,465                      14,918
Federal funds sold                                                    14,960                           0

Securities available for sale (cost of securities of $84,599 on September 30, 1998 and $95,591 on
     December 31, 1997)

     U.S. Treasury securities                                          2,002                       1,999
     Federal agency mortgage backed obligations                       30,006                      31,982
     Other obligations of Federal agencies                            37,605                      50,252
     Obligations of states and political subdivisions                 10,348                       8,828
     Other securities                                                  6,126                       3,635
---------------------------------------------------------------------------------------------------------
Total securities available for sale                                   86,087                      96,696
---------------------------------------------------------------------------------------------------------

Securities held to maturity(approximate market value of $51,103 on September 30, 1998 and $37,857 on
     December 31, 1997)

         Federal agency mortgage backed obligations                   39,170                      19,083
         Other obligations of Federal agencies                         1,000                       6,000
         Obligations of states and political subdivisions             10,259                      12,296
---------------------------------------------------------------------------------------------------------
Total securities held to maturity                                     50,429                      37,379
---------------------------------------------------------------------------------------------------------

Loans, net of unearned discount and deferred loan fees               225,583                     212,342
Allowance for loan losses                                             (3,037)                     (2,759)
---------------------------------------------------------------------------------------------------------
Net loans                                                            222,546                     209,583
---------------------------------------------------------------------------------------------------------

Accrued interest receivable                                            2,685                       3,168
Premises and equipment                                                 6,093                       5,334
Other real estate owned                                                1,182                       1,045
Other assets                                                           3,026                       1,373
Cost in excess of fair value of net assets acquired
     (net of accumulated amortization of $942 September 30,
     1998 and $913 December 31, 1997)                                    601                         630
---------------------------------------------------------------------------------------------------------

Total assets                                                        $403,074                     370,126
---------------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Balance Sheets, Continued (Unaudited)

                                                                         (Dollars in thousands)
------------------------------------------------------------------------------------------------------------
                                                                    September 30,               December 31,
Liabilities and Stockholders' Equity                                    1998                       1997
------------------------------------------------------------------------------------------------------------
Deposits:
     Demand - noninterest bearing                                   $  45,603                        43,740
     NOW and Super NOW                                                 33,299                        30,679
     Savings                                                           54,459                        52,783
     Money Market                                                      21,901                        22,487
     Time                                                             148,038                       143,954
------------------------------------------------------------------------------------------------------------
Total deposits                                                        303,300                       293,643
------------------------------------------------------------------------------------------------------------

Accrued interest payable                                                2,119                         2,103
Dividends payable                                                         552                           544
Federal Funds Purchased                                                     0                         2,350
Other borrowed money                                                   59,308                        37,073
Other liabilities                                                       2,494                         1,015
------------------------------------------------------------------------------------------------------------

Total liabilities                                                     367,773                       336,728
------------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Common stock, $1 par value per share,
     25,000,000 shares authorized;2,904,309 shares on
     September 30, 1998 and 2,862,874 on December 31, 1997
      issued and outstanding                                            2,904                         2,863
     Additional paid-in capital                                        11,768                        11,472
     Undivided profits                                                 19,647                        18,334
     Net unrealized holding gains on
         available for sale securities, net of taxes                      982                           729
------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                             35,301                        33,398
------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                          $ 403,074                       370,126
------------------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

                                                                    Three Months Ended              Nine Months Ended
                                                                  (Dollars in thousands)         (Dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------------
                                                                  September 30,   September 30,   September 30,    September 30,
                                                                      1998            1997            1998             1997
--------------------------------------------------------------------------------------------------------------------------------
Interest income:
      Interest and fees on loans                                   $  4,803           4,560          14,277           13,513
      Interest on Federal funds sold                                    162              93             253              263
      Interest on investments:
              Taxable                                                 1,842           1,722           5,824            5,072
              Non-taxable                                               270             264             828              742
--------------------------------------------------------------------------------------------------------------------------------

Total interest income                                                 7,077           6,639          21,182           19,590
--------------------------------------------------------------------------------------------------------------------------------

Interest expense:
      Interest on deposits                                            2,721           2,832           8,002            8,533
      Interest on Federal funds purchased                                 0               0              23                0
      Interest on other borrowed money                                  881             339           2,590              910
--------------------------------------------------------------------------------------------------------------------------------

Total interest expense                                                3,602           3,171          10,615            9,443
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                   3,475           3,468          10,567           10,147

Provision for loan losses                                               150             140             450              415
--------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                   3,325           3,328          10,117            9,732
--------------------------------------------------------------------------------------------------------------------------------

Other operating income:
      Service charges on deposit accounts                               345             334             982            1,009
      Gain on sale of available for sale securities                       0             118             296              154
      Gain on call of securities held to maturity                         2               1               2                3
      ATM fees                                                          156             120             375              299
      Other income                                                      150             165             435              437
--------------------------------------------------------------------------------------------------------------------------------

Total other operating income                                            653             738           2,090            1,902
--------------------------------------------------------------------------------------------------------------------------------

Other operating expenses:
      Salaries and employee benefits                                  1,319           1,325           3,989            3,846
      Net occupancy expense of bank premises                            250             257             769              769
      Furniture and equipment expenses                                  201             171             563              512
      Data processing expense                                            64              60             188              182
      Other expenses                                                    908             764           2,621            2,325
--------------------------------------------------------------------------------------------------------------------------------

Total other operating expenses                                        2,742           2,577           8,130            7,634
--------------------------------------------------------------------------------------------------------------------------------

Income before income taxes and cumulative effect
      of change in accounting principle                               1,236           1,489           4,077            4,000

Income tax expense                                                      329             419           1,109            1,114
--------------------------------------------------------------------------------------------------------------------------------

Net income                                                         $    907           1,070           2,968            2,886
--------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income net of tax
      Unrealized gain/loss on securities
         Unrealized holding gain arising during the period              379             375             446              587
         Less reclassification adjustment for gains
            included in net income                                       13              13            (193)               8
         Comprehensive income                                         1,299           1,458           3,221            3,481
--------------------------------------------------------------------------------------------------------------------------------

Earnings Per Share Data (based on net income):

Basic                                                              $   0.31            0.37            1.03             1.01
Diluted                                                                0.31            0.36            1.01             0.98
--------------------------------------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY, CORP
Consolidated Statements of Cash Flows (Unaudited)

                                                                                     Nine Months Ended
                                                                                  (Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------
                                                                             September 30,          September 30,
                                                                                1998                    1997
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                           $    2,968                       2,886

     Adjustments to reconcile net income to net
         cash from operating activities:
            Net gain on call of securities                                        (2)                         (3)
            Net gain on sale of securities available for sale                   (296)                       (154)
            Accretion of discount on securities
                and money market investments                                     (32)                        (49)
            Amortization of premium on investment
                securities                                                       263                          58
            Provision for loan losses                                            450                         415
            Increase (decrease) in deferred loan fees                            (73)                         12
            Decrease (increase) in accrued interest receivable                   483                        (232)
            Depreciation and amortization of premises
                and equipment                                                    630                         635
            Gain on sales of premises and equipment                               (6)                         (5)
            Loss on sale of other real estate                                    119                          11
            Proceeds from the sale of mortgages
                and PHEAA loans held for sale                                  4,238                       2,913
            Net increase in mortgage and PHEAA loans
                held for sale
            Gain on sale of mortgages and PHEAA loans                            (43)                        (39)
            Increase in other assets                                          (1,784)                     (1,059)
            Amortization of goodwill                                              29                          29
            Increase in accrued interest payable                                  16                         153
            Increase in other liabilities                                      1,479                       1,442
-----------------------------------------------------------------------------------------------------------------
     Total adjustments to reconcile net income to net cash
         from operating activities                                             5,471                       4,127
-----------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                             8,439                       7,013
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Proceeds from maturities and calls of securities
         held to maturity                                                     12,584                       4,873
     Proceeds from maturities and calls of
         securities available for sale                                        17,098                      24,446
     Proceeds from sales of securities available for sale                     12,012                      17,799
     Purchases of securities held to maturity                                (25,705)                    (44,593)
     Purchases of securities available for sale                              (17,980)                    (43,833)
     Net increase in loans made to customers, excluding
         provision for loan losses and change in
         deferred loan fees                                                  (13,422)                     (3,645)
     Acquisition of premises and equipment                                    (1,390)                     (1,037)
     Proceeds from sale of premises and equipment                                  7                          35
     Proceeds from sale of other real estate                                     246                         284
-----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                        (16,550)                    (45,671)
-----------------------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statements of Cash Flows, Continued (Unaudited)

                                                                                    Nine Months Ended
                                                                                  (Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------
                                                                          September 30,             September 30,
                                                                              1998                      1997
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase(decrease) in demand, NOW and Super NOW,
         savings, money market and time deposits.                         $   9,657                    1,123
     Dividends paid                                                          (1,646)                  (1,448)
     Exercise of stock options                                                  337                      273
     Federal funds purchased                                                 (2,350)                       0
     Increase in other borrowed money                                        22,235                   37,984
-----------------------------------------------------------------------------------------------------------------

Net cash from financing activities                                           28,233                   37,932
-----------------------------------------------------------------------------------------------------------------

Net increase(decrease) in cash and cash equivalents                          15,507                   (3,188)

Cash and cash equivalents at beginning of period                             14,918                   21,028
-----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                $  30,425                   17,840
-----------------------------------------------------------------------------------------------------------------

Supplemental Disclosure:
     Cash payments for interest                                              10,033                    9,290
     Cash payments for income taxes                                           1,350                      992
     Transfer of assets from loans
         to other real estate                                                   502                      646
     Net unrealized loss (gain) on securities
         available for sale                                                    (383)                    (901)
     Tax effect on unrealized loss (gain)
         on securities available for sale                                      (130)                    (306)
-----------------------------------------------------------------------------------------------------------------

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

    Basis of Financial Statement Presentation--The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended December 31, 1997. The results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. All material intercompany balances and transactions between the Company and its subsidiary have been eliminated. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

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

    Other Real Estate Owned--Other real estate owned consists of real estate acquired through foreclosure and is stated at the lower of estimated fair value, less estimated disposal costs, or cost. Allowances for declines in value subsequent to acquisition were not necessary at September 30, 1998 and December 31, 1997. While management uses the best information available to make its evaluations, future adjustments to the valuation of other real estate may be necessary if economic conditions differ significantly from the assumptions used in making the evaluation.

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

    Impaired Loans--As of September 30, 1998, the Company had impaired loans with a total recorded investment of $1,692,000 and $1,922,000 on December 31, 1997. The average recorded investment in impaired loans for the nine month period ended September 30, 1998 was $1,902,000 and $1,914,000 on December 31, 1997. As of September 30, 1998, the amount of recorded investment in impaired loans for which there is a related allowance for credit losses and amount of the allowance is $939,000 and $251,000, respectively, and $815,000 and $185,000, respectively, for December 31, 1997. The amount of the recorded investment in impaired loans for which there was no related allowance for credit losses at September 30, 1998 was $753,000 and $1,107,000 on December 31, 1997. For
purposes of applying the measurement criteria for impaired loans under SFAS No. 114, as amended, the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans, as well as commercial, financial, and agricultural loans with balances less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes nonaccrual, or earlier if based on management's assessment of the relevant facts and circumstances, it is probable that a creditor will be unable to collect all assets due according to the contractual terms of the loan agreement. The Company's policy for the recognition of interest income on impaired loans is the same as for nonaccrual loans (described previously). Cash receipts on impaired loans are not recognized as income, but are applied to principal. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

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

    In February 1998, the FASB issued SFAS No. 132, Employer's Disclosures about Pensions and other Post Retirement Benefits. This statement revises employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial

    (1)  Continued:

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

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposures. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier adoption is permitted. The Company has not yet determined the impact, if any, of this Statement, including its provisions for the potential reclassifications of investment securities, on earnings, financial condition or equity.

     (2)  Securities Portfolio

     Securities available for sale at September 30, 1998 and December 31, 1997 are summarized as follows: (000's)

                                                                    September 30,                             December 31,
                                                                        1998                                     1997
                                                                 Cost         Market Value                  Cost     Market Value
                                                            ---------------------------------------------------------------------
U.S. Treasury Securities                                    $        1,999           2,002                   1,998          1,999
Federal agency mortgage based
     obligations                                                    29,649          30,006                  31,650         31,982
Other obligations of Federal agencies                               36,946          37,605                  49,835         50,252
Obligations of State and Political subdivisions                      9,879          10,348                   8,473          8,828
Other securities                                                     6,126           6,126                   3,635          3,635
                                                            ---------------------------------------------------------------------

Securities available for sale:                              $       84,599          86,087                  95,591         96,696
                                                            ---------------------------------------------------------------------

     The adjustment in stockholders' equity for the unrealized gain of the securities available for sale at September 30, 1998, net of tax, was $982,000. Included in net deferred tax assets is $(506,000) for this same unrealized gain.

     Securities held to maturity at September 30, 1998 and December 31, 1997 are summarized as follows: (000's)

                                                                    September 30,                         December 31,
                                                                        1998                                 1997
                                                                 Cost         Market Value                Cost     Market Value
                                                            --------------------------------------------------------------------
Federal agency mortgage based
     obligations                                             $      39,170          39,471                19,083         19,294
Other obligations of Federal agencies                                1,000           1,000                 6,000          5,977
Obligations of State and Political subdivisions                     10,259          10,632                12,296         12,586
                                                            --------------------------------------------------------------------

Securities held to maturity:                                 $      50,429          51,103                37,379         37,857
                                                            --------------------------------------------------------------------

     (3) Stockholders' Equity and Per Share Data

     The Company currently has one million shares of authorized, but unissued preferred stock. At September 30, 1998 there were 25,000,000 shares of common stock at $1 par value authorized with 2,904,309 shares issued and outstanding.

     Through September 30, 1998 the Company has issued and outstanding 102,193 options to purchase shares of the Company, exercisable at between $8.00 to $13.00 per share. Such options were issued with exercise prices equal to the market value of the Company's common shares at the time of the grant. In the first quarter 38,610 options were exercised and in the third quarter 4,325 of the previously issued options were exercised.

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

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                               Three Months Ended               Nine Months Ended
                                                                 September 30,                    September 30,
                                                             1998             1997            1998             1997
                                                             ----             ----            ----             ----
Numerator:
      Net income                                          $       907           1,070            2,968           2,886
                                                          ===========     ===========     ============     ===========

Denominator:
      Denominator for basic earnings per share -
      weighted average shares                                   2,901           2,862            2,890           2,845

Effect of dilutive securities:
      Employee stock options                                       55              83               63              94
                                                          -----------     -----------     ------------     -----------

Denominator for diluted earnings per share -
      adjusted weighted average shares and
      assumed conversion                                        2,956           2,945            2,953           2,939
                                                          ===========     ===========     ============     ===========

Basic earnings per share                                  $      0.31            0.37             1.03            1.01
                                                          ===========     ===========     ============     ===========

Diluted earnings per share                                $      0.31            0.36             1.01            0.98
                                                          ===========     ===========     ============     ===========

     The market value of the common shares of the Company at September 30, 1998 was $23.25.

Financial Review Management's Discussion and Analysis of Financial Condition and Results of Operation

Highlights

    Total Assets were $403,074,000 at September 30, 1998 and $370,126,000 at December 31, 1997 which is an increase of $32,948,000 or 8.9 %. Deposits increased by $9,657,000 from $293,643,000 at December 31, 1997 which is a increase of 3.3 % at September 30, 1998. Total net loans as of December 31, 1997 stood at $209,583,000, increasing by $12,963,000 or 6.2% to $222,546,000 at
September 30, 1998.

    The average earning assets were $366,630,000 during the nine months ended September 30, 1998 and $330,504,000 during the nine months ended September 30, 1997. This is an increase of $36,126,000 or 10.9%. For the third quarter average earning assets were $371,023,000 for 1998 and $333,611,000 for 1997, an increase of $37,412,000 or 11.2%.

    Average total assets during the nine months ended September 30, 1998 were $390,083,000 and $353,576,000 for the nine months ended September 30, 1997 and $395,552,000 and $357,567,000 for the three months ended September 30, 1998 and 1997, respectively. The return on average total assets was 1.0% for both nine months and three months ended September 30, 1998. The return on average total assets for 1997 was 1.1% and 1.2% for nine and three months ended September 30, 1997. Return on average equity for nine and three months ended September 30, 1998 were 11.7% and 10.6%, respectively and for the same periods in 1997 were 12.4% and 13.5%. Average equity was $33,689,000 for the first nine months and $34,125,000 for the third quarter of 1998 and $30,962,000 for the first nine months and $31,800,000 for the third quarter of 1997.

    Net income increased $82,000 or 2.8% comparing the first nine months of 1998 to the first nine months of 1997. The increase in 1998 was driven by an increase in total other operating income as well as an increase in net interest income. These increases were offset by a lesser increase in total other operating expense. Net income for the third quarter of 1998 decreased $163,000 or 15.2% compared to the same period of 1997. The decrease in 1998 was driven by an increase in total other operating expense.

    Net income per diluted share was $1.01 for the first nine months of 1998 and $0.98 for the first nine months of 1997. Net income per diluted share for three months ended September 30, 1998 and September 30, 1997 was $0.31 and $0.36, respectively. Earnings per basic share were $1.03 and $1.01 for the nine months ended September 30, 1998 and 1997, and $0.31 and $0.37 for the three months ended September 30, 1998 and 1997, respectively.

Available for Sale and Securities Held to Maturity

    A major factor in the increase of total assets at September 30, 1998 is the increase in the Bank's securities portfolio of $2,441,000 or 1.8%. There was an increase of $20,087,000 or 105.3% over December 31, 1997 in Federal agency mortgage backed obligation securities held to maturity. Money used to purchase these securities was borrowed from Federal Home Loan Bank of Pittsburgh. Offsetting this increase was a decrease in the Bank's securities available for sale of $10,609,000 or 11.0 %. Management believed it was necessary to sell securities as part of its program of constantly monitoring the securities and loan portfolios in response to changes in the various risks that are applicable to these assets and changes in the Company's asset/liability strategy. This also put the Bank in a position to sell Federal funds of $14,960,000 at September 30, 1998 as compared to December 31, 1997 when the Bank purchased Federal funds of $2,350,000.

Net Loans

    Net loans increased by $12,963,000 or 6.2% over December 31, 1997. This was the second major factor in the increase of total assets. This increase in net loans was primarily driven by a $14.3 million increase in Home Equity loans as a result of a special promotion offered by the Bank in the first quarter of 1998. Money used to finance these loans was funded from a portion of the securities available for sale sold in the first quarter of 1998. All other loan areas stayed fairly constant for the first nine months of 1998.

Total Deposits

    Total Deposits were $303,300,000 at September 30, 1998 and $293,643,000 at December 31, 1997 which is an increase of $9,657,000 or 3.3%. During the first nine months of 1998 Now and Super Now increased $2,620,000 due to large deposits in local school district accounts during the third quarter of 1998. Time deposits also increased by $4,084,000 or 2.8% over December 31, 1997 which was attributed to a special certificate of deposit promotion offered in June of 1998. This was one of the major factors in the increase of total liabilities.

Other Borrowed Money

    Total liabilities were $367,773,000 at September 30, 1998 and $336,728,000 at December 31, 1997 which is an increase of $31,045,000 or 9.2%. The largest increase in total liabilities was the result of an increase in Other borrowed money of $22,235,000 over December 31, 1997. Management borrowed $25,000,000 in January of 1998 from Federal Home Loan Bank of Pittsburgh (which will

Financial Review Management's Discussion and Analysis of Financial Condition and Results of Operation, continued

Other Borrowed Money, continued

mature in January 2008). The money borrowed was invested in mortgage backed securities. Bank management believes that it was appropriate to take advantage of borrowing at a rate lower than the rate received in investing in Federal agency mortgage backed obligation and securities held to maturity.

Net Interest Income

    Net interest income for the first nine months of 1998 increased $420,000 or 4.1% compared with the same period of 1997. While net interest income for the third quarter of 1998 increased $7,000 or .2% over the third quarter of 1997. Total interest income increased $1,592,000 and $438,000 for nine and three months ended September 30, 1998. The increase in interest income was the result of an increase in the total average of interest earning assets. Interest earning assets were up $36,126,000 and $37,412,000 for the nine and three months of 1998 compared to the same periods in 1997. The security portfolio provided $838,000 of the increase and the loan portfolio provided $764,000 for the nine months ended September 30, 1998. Total interest expense also increased $1,172,000 resulting in a net increase of $420,000 or 4.1% in net interest income. During 1997 and the first quarter of 1998 the Bank borrowed $65,000,000 from Federal Home Loan Bank of Pittsburgh. The money borrowed was invested in mortgage backed securities and also used to increase our loan portfolio. Offsetting the increase of interest income for the nine and three months ended September 30, 1998 was interest expense on other borrowed money which was up $1,680,000 and $542,000, respectively for the same period in 1997. Total interest expense on deposits decreased for both the quarter and nine months ended September 30, 1998 as compared to the prior year. This was attributable to a decrease in the rate paid on interest bearing deposits as well as a $204,000 one-time charge taken in the second quarter of 1997 relating to the under accrual of interest expense on certain interest bearing deposit accounts.

    In addition to gap management, the Company also uses simulation analysis to help monitor and manage interest rate risk. In this analysis the Company examines the result of a 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities as well as growth rates of deposit and loan portfolios. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in their balance sheet. Below are the results of this ratio shock analysis as of September 30, 1998.

                                Net Interest Rate         Percentage Change in
    Change in Rates               Income Change            Net Interest Income
    ---------------             -----------------         --------------------
        +200                           766                        5.40%
       Static                           -                           -
        -200                        (1,737)                     (12.40%)

    A 200 basis point rise in interest rates results in a 5.4% increase in interest income. A 200 basis point decrease in interest rates results in a decrease in interest income due to optionality in the Company's securities portfolio. In a falling rate environment it is assumed that certain of the Company's securities would be called and the resulting cash flows would be reinvested at the lower prevailing rates.

Provision / Reserve for Loan Losses and Nonperforming Loans

                                             Quarter Ended        Year Ended
                                             September 30,        December 31,
                                                 1998                1997
                                          ------------------------------------
Balance at beginning of period            $    2,759,000             2,750,000
Recoveries                                        35,000                73,000
Less:  Charge Offs                               207,000               599,000
Provision for Loan Losses                        450,000               535,000
------------------------------------------------------------------------------
Balance at end of period                  $    3,037,000             2,759,000
------------------------------------------------------------------------------

    The provision for loan losses for the first nine months of 1998 amounted to $450,000 and $150,000 for the three months ended September 30, 1998. It was $535,000 at Decemberr 31, 1997 and $415,000 for the nine months ended 1997, and $140,000 for the three months ended September 30, 1997. Net charge offs for the first nine months of 1998 totaled $172,000 while net charge offs for December 31, 1997 were $526,000. The significant increase in charge offs in 1997 was due to three specific loans that were not fully collateralized. The ratio of net charge offs during the first nine months of 1998 to average loans outstanding during the same period was .08% and for the twelve months ended 1997 was .26%.

Financial Review Management's Discussion and Analysis of Financial Condition and Results of Operation, continued

Provision / Reserve for Loan Losses and Nonperforming Loans, continued

    The reserve for loan losses at September 30, 1998 totaled $3,037,000, increasing $278,000,10.1% from $2,759,000 at December 31, 1997. The Company ratio of reserve for loan losses to total loans outstanding was 1.3% at September 30, 1998, and the same ratio as of December 31, 1997 was 1.3%.

    Non-performing loans are listed as follows:

                                           9/30/98                 12/31/97
                                        -------------            -------------
Non Accrual                             $  2,240,000             $  2,596,000
90 Days and More Past Due                    877,000                2,026,000
Restructured                               1,114,000                  890,000
                                        -------------            -------------
                                        $  4,231,000             $  5,512,000

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

    The loan loss reserve as of September 30, 1998 has been deemed adequate by management. This amount is sufficient to cover inherent losses given the present past due, nonperforming and classified levels. Determination of loan loss reserve adequacy follows the guidelines in the Comptroller's Banking Circular No.201(revised), including risk loss analysis, specific allocations for problematic credits and provision for class loans, and the requirements of SFAS No. 114, as amended.

Other Operating Income

    Other operating income for the first nine months of 1997 was $1,902,000 increasing 9.9% to $2,090,000 reported for the first nine months of 1998. There was a gain recognized for the sale of securities available for sale in 1998 for the first nine months of $296,000 compared to $154,000 for the same period of 1997. ATM fees were up for both nine and three months ended September 30, 1998. Ten additional ATM machines were placed in service after the first quarter of 1997, on which a surcharge per transaction has been collected. As of September 1998 the Bank has a total of 40 ATM machines. Other operating income for the three months ended 1998 decreased $85,000 or 11.5%. The Company did not recognize any gain or loss on the sale of securities available for sale in the third quarter of 1998. There were gains of $118,000 in 1997 for the same period.

Other Operating Expenses

    Total other operating expenses were $7,634,000 in the first nine months of 1997 while other operating expenses were $8,130,000 in the first nine months of 1998 reflecting an increase of $496,000 or 6.5% for the first nine months of 1998. For the third quarter of 1998 total other operating expense was up $165,000 or 6.4% over the same period in 1997. The 1998 increase in salaries for the nine months ended September 30, 1998 was 3.7% which was attributable to normal salary increases. Furniture and equipment expense for both nine and three months ended September 30, 1998 was up 10% and 17.5%. This increase was due to an increase in maintenance contracts on our expanded ATM network. Other expense increased by 12.7% for the nine months ended September 30, 1998 and 18.8% for the third quarter. Holding company expenses were up $40,000 for both nine and three months ended September 30, 1998 as a result of legal expenses. One of the largest increases for nine months ended September 30, 1998 was in total professional fees. This expense was up $63,000 due to timing differences when services were provided. The expense for automated teller machines and related cardholder services increased $55,000 due to the growth in automated teller machines. Other areas with increases over 1997 were postage up $15,000, information services up $11,000 and advertising expense up $20,000. Net occupancy expense of bank premises and data processing expense for the nine and three months ended September 30, 1998 remained fairly constant with a slight increase or decrease in each of the categories as compared to the same period of 1997.

Income Taxes

    The provision for income taxes for the first nine months of 1998 was $1,109,000 and $1,114,000 for the first nine months of 1997. The effective rate for the first nine months of 1998 was 27.2% and 27.9% for the same period of 1997. The effective rate for the third quarter was 26.6% for 1998 and 28.0% for 1997. The fluctuation in the Company's tax expense and effective tax rate is primarily due to management's strategy in investing in tax free securities.

Financial Review Management's Discussion and Analysis of Financial Condition and Results of Operation, continued

Other Operating Expenses, continued

Capital Management and Liquidity and Rate Sensitivity

    The objectives of the Corporation's capital management policy place an emphasis on both current financial positioning and future capital needs based on anticipated growth. These objectives are maintained by management which monitors its liquidity requirements through its asset/liability management program. This program, with other management analysis, enables the bank to meet its cash flow requirements and adapt to the changing needs of the Corporation's customers and the requirements of regulatory agencies. As of September 30, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of greater than or equal to 10%, 6%, and 5%, respectively.

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

Year 2000

    Year 2000 issues result from the inability of many computer programs or computerized equipment to accurately calculate, store or use a date after December 31, 1999. The erroneous date can be interpreted in a number of different ways, the most common being Year 2000 represented as the year 1900. Correctly identifying and processing Year 2000 as a leap year may also be an issue. These misinterpretations of various dates in the Year 2000 could result in a system failure or miscalculations causing disruptions of normal business operations including, among other things, a temporary inability to process transactions, track important customer account information, or provide convenient access to this information.

    The Company has completed an assessment of its financial and operational software systems in accordance with the various regulatory agency guidance documents. The Company is maintaining an inventory of hardware and software systems, which ranges from mission critical software systems and personal computers to security and video equipment, and general office equipment. The Company has prioritized its hardware and software systems to focus on the most critical systems first. In connection with the Company's assessment, a number of the less significant third party vendors advised the Company that their software is Year 2000 compliant, and the Company intends to fully test that software by June 30, 1999.

    The Company has completed an assessment of its core financial and operational software systems and has taken the necessary steps to bring them into compliance. Our Year 2000 project plan is in place and is progressing on schedule with the testing of our core applications for critical dates. The Company will have tested past the Year 2000 prior to December 31, 1998 and plans to be fully completed by June 30, 1999.

Financial Review Management's Discussion and Analysis of Financial Condition and Results of Operation, continued

Year 2000, continued

    Based on preliminary information, costs of addressing potential problems are estimated to be $550,000. This cost is primarily associated with purchasing new equipment and software which will be capitalized and amortized over a 5 year period.

    Systems outside of the direct control of the Company, such as ATM networks, credit card processors, and the Fed Wire System, pose a more problematic issue. A theoretical problem scenario would involve a temporary inability of customers to access their funds through automated teller machines, point of service terminals at retailer locations, or other shared networks. For this reason alone, banks and their governing agencies are closely scrutinizing the progress of our major industry service providers.

    Successful and timely completion of the Year 2000 project is based on management's best estimates, which were derived from numerous assumptions of future events, which are inherently uncertain, including the availability of certain resources, third party modification plans and other factors.

Forward Looking Statements

    Within these financial statements we have included certain "forward looking statements" concerning the future operations of the Corporation. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all "forward looking statements" contained in our financial statements. We have used "forward looking statements" to describe the future plans and strategies including our expectations of the Corporation's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Pennsylvania, and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements.

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

Item 2.  Changes in Securities

None

Item 3.  Default Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), the Company's stockholders are notified that the deadline for providing the Company timely notice of any stockholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Company's 1999 Annual Meeting of Stockholders (the "Annual Meeting") will be March 28, 1999. As to all such matters which the company does not have notice on or prior to March 28, 1999, discretionary authority shall be granted to the persons designated in the Company's proxy related to the Meeting. A stockholder proposal regarding the Meeting must be submitted to the Company at its office located at 41 N. Main Street, Carbondale, Pennsylvania by January 12, 1999, to receive consideration for inclusion in the Company's 1999 proxy materials. Any such proposal must also comply with the proxy rules under the Exchange Act, including Rule 14a-8.

Item 5.  Other Information

Donald A. Hoyle, Jr.'s contract as President and Chief Executive Officer of the Company expired on September 30, 1998 and his employment terminated with the Company on October 12, 1998. John W. Reuther was named President and Chief Executive Officer of the Company on October 13, 1998.

Item 6.  Exhibits and Reports on Form 8-K

None

                                  SIGNATURES *

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PIONEER AMERICAN HOLDING COMPANY, CORP.

Date:  November 7, 1998              By /s/ John W. Reuther
       -----------------                ---------------------------------------
                                        John W. Reuther
                                        President & C.E.O.




Date:  November 7, 1998              By /s/ Patricia Cobb Esq.
       ----------------                 ---------------------------------------
                                        Patricia Cobb Esq.
                                        Senior Vice President/In-House Counsel