Form 10-K
period 1998-12-31
PIONEER AMERICAN HOLDING CO CORP
filed 1999-03-26
CIK 760731

FORM 10-K - ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from _____________________ to _____________________________ Commission file Number
0-14506
                     Pioneer American Holding Company Corp.
             (Exact name of registrant as specified in its charter)

Pennsylvania                                                     23-2319931
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

 41 North Main Street, Carbondale, PA                              18407
 (Address of principal executive offices)                        (Zip Code)

               Registrant's telephone number, including area code
                (570) 282-2662 Securities registered pursuant to
                            Section 12(b) of the Act:

 Title of each class                            Name of each exchange on which
                                   Registered

 Common                                         none



           Securities registered pursuant to Section 12(g) of the Act:

                      Common stock, Par Value $1.00 a Share
                                (Title of class)


                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ] (Amended by Exch Act Rel No. 28869, eff. 5/1/91.)
     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405). $46,567,841
     NOTE: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

                       (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
     The number of shares outstanding as of March 1, 1999 2,920,963 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

                              10-K CROSS REFERENCE
                                      Page
PART I

      1.  Business ........................................................ 3-7
      2.  Properties .........................................................7
      3   Legal Proceedings...................................................7
      4.  Submission of Matters to a Vote of Security Holders.................7

PART II

      5.  Market for the Registrant's Common Equity and Related
              Shareholder Matters............................................2-3
      6.  Selected Financial Data..............................................8
      7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................9-37
      8.  Financial Statements and Supplementary Data......................38-66
      9.  Changes in and disagreements with Accountants
              on Accounting and Financial Disclosure.......................    *

PART III

      10. Directors and Executive Officers of the Registrant .................70
      11. Executive Compensation..............................................70
      12. Security Ownership of Certain Beneficial Owners and
              Management......................................................70
      13. Certain Relationships and Related Transactions......................70

PART IV

      14.  Exhibits, Financial Statement Schedules, and Reports  on Form 8-K
                  Financial Statements Filed:
                     Pioneer American Holding Company Corp.
                     Consolidated Balance Sheets, December 31, 1998
                          and 1997....................................... .38-39
                     Consolidated Statements of Operations, Years ended
                          December 31, 1998, 1997 and 1996....................40
                     Consolidated Statements of Changes in Stockholders'
                         Equity, Years ended December 31, 1998, 1997
                         and 1996 ............................................41
                     Consolidated Statements of Cash Flows, Years ended
                         December 31, 1998, 1997 and 1996..................42-43
                  Financial Schedules Filed:
                     All schedules  applicable to the Registrant are included in the notes to the Financial Statements.
                     There were no  reports  filed on Form 8-K during the fourth quarter of 1998.
                  Auditors' Opinion...........................................67

                  Exhibit:
                        Consent of Independent Auditors.......................**
----------
*    Not applicable

** Copies of any exhibits not contained herein may be obtained by writing to John W. Reuther, President, Pioneer American Company Corp., 41 No. Main Street, Carbondale, Pa. 18407.
                                       1

           THE PIONEER AMERICAN HOLDING COMPANY CORP. AND SUBSIDIARY

Highlights of the Year


                                                       1998           1997        % Change
---------------------------------------------------------------------------------------------

FOR THE YEAR
Total operating income                             $  31,263,000      28,968,000           7.92%
Total operating expense                               25,706,000      23,460,000           9.57%
Income before income taxes                             5,557,000       5,508,000           0.89%
Income tax expense                                     1,535,000       1,500,000           2.33%
Net income                                             4,022,000       4,008,000           0.35%
Total cash dividends declared                          2,235,000       2,055,000           8.76%

AT YEAR END
Assets                                               405,157,000     370,126,000           9.46%
Deposits                                             307,360,000     293,643,000           4.67%
Loans, (net)                                         222,826,000     209,583,000           6.32%
Securities available for sale                        101,079,000      96,696,000           4.53%
Securities held to maturity                           46,178,000      37,379,000          23.54%
Stockholders' equity                                  35,466,000      33,398,000           6.19%

PER SHARE DATA
Net income (diluted)                                        1.36            1.36
Cash dividends declared                                     0.77            0.72
Book value *                                               12.01           11.36
Number of shareholders                                     1,457           1,430

--------------------------------------------------------------------------------
* Based on weighted average diluted shares outstanding during the year.



Company Stock Prices and Dividend Information

           This range of sales prices is based upon a very limited number of transactions for which prices are available to the Company from various sources and accordingly may not reflect the actual high and low prices at which the Company's stock traded. All stock prices have been adjusted for applicable stock splits.

         Quarterly highs and lows are presented below:


                                             1998                   1997                   1996
                                       ----------------       ---------------        ---------------
Quarter                                  High     Low           High    Low            High    Low
-------------------------------------------------------------------------------------------------

First                                    23.50   21.38         25.00   22.25          21.25   20.00
Second                                   25.25   22.50         26.00   23.75          21.12   20.12
Third                                    24.50   22.00         24.75   23.25          22.00   19.50
Fourth                                   23.50   22.00         23.00   21.25          24.00   21.75

     On March 1, 1999 the Holding Company had approximately 1,457 shareholders. The market price of the stock on this date was $20.50 per share. Cash dividends per share for 1998, 1997 and 1996 appear in the table below:


Quarter                                  1998           1997          1996
-----------------------------------------------------------------------------
First                                 $  0.19           0.17           0.15
Second                                   0.19           0.17           0.17
Third                                    0.19           0.19           0.17
Fourth                                   0.20           0.19           0.17
-----------------------------------------------------------------------------
                                      $  0.77           0.72           0.66


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

     The Company's principal activities consist of owning and supervising the Bank, which engages in a full-service wholesale and retail banking business. The Bank employs 184 full-time equivalents. Through the Bank, the Company derives substantially all of its income from the furnishing of banking and banking-related services.

The Bank

     The Bank was incorporated under federal law as a national bank in 1864. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law.

     The Bank engages in a full-service wholesale and retail banking business, which is managed as a single operating segment. Service is provided to the Bank's customers through its main office and nineteen branch offices. Ten of these branch facilities are located within supermarkets. Many of the Bank's locations are improved with drive-in banking facilities and automated teller machines (ATM's) accessed through the "MAC" and "PLUS" systems. In addition to the ATM's located at the branches, there are 24 ATM's at remote locations. These locations include convenience stores, supermarkets, and corporate centers. The Bank, with its expanding branch network, serves Lackawanna and Luzerne Counties and parts of Wayne, Wyoming, Susquehanna and Monroe counties in northeastern Pennsylvania.

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

     The Bank's market area is concentrated in the primary trade areas of the branch locations. These 20 locations are throughout Northeastern Pennsylvania with offices in Lackawanna County (10), Luzerne County (5), Wayne County (2), Monroe County (2), and Wyoming County (1). The unemployment rate for Pennsylvania in the fourth quarter of 1998 was approximately 4.5%. In the counties in which the Company operates the rates were: Lackawanna 4.8%, Luzerne 5.9%, Wayne 5.1%, Monroe 5.9%, and Wyoming 6.0% . Northeastern Pennsylvania has maintained average vacancy rates with no expectation of over capacity in the foreseeable future. The loan portfolio of the Bank is primarily collateralized by commercial and residential real estate located in Northeastern Pennsylvania.

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

         The Federal Deposit Insurance Corporation Improvement Act (FDICIA) directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares (if feasible) and such other standards as the agency deems appropriate. FDICIA also contains a variety of other provisions that affected the operations of the Company, including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, limitations on credit exposure between banks, restrictions on loans to a bank's insiders, guidelines governing regulatory examinations and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Compliance with these regulations did not impose material costs on the Company.

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

Properties

         The principal executive offices of the Bank and Company are located at 41 N. Main Street, in the City of Carbondale, Lackawanna County, Pennsylvania. This building is owned by the bank and subject to a mortgage held by the former owner. In 1996 the Company also purchased a building located at 27 North Main Street, Carbondale, Pennsylvania. This property was acquired to provide needed office space for loan operations and administrative services. The Bank also owns properties located at 3 John F. Kennedy Drive, Archbald, Pennsylvania (Archbald Branch Office); Route 6, Carbondale, Pennsylvania (Schoolside Branch Office), 105 W. Main Street, Dalton, Pennsylvania (Dalton Branch Office); Main Avenue, Dickson City, Pennsylvania (Dickson City Branch and remote Drive-In); Route 435, Elmhurst, Pennsylvania (Elmhurst Branch Office); Route 590, Hamlin, Pennsylvania (Hamlin Branch Office); and 500 Lackawanna Avenue, Mayfield, Pennsylvania (Mayfield Branch Office), Route 940, Mount Pocono, Pennsylvania (Mount Pocono Branch Office). The Bank purchased a tract of land on 455 Market Street, Kingston, Pennsylvania for the purpose of constructing a full-service office. This office was completed in November of 1998 and replaced the existing Kingston leased office. The Bank owns properties adjacent to the main office utilized as parking lots.

     The Bank also leases facilities for ten branch offices: four in the Price Chopper Super Markets in Scranton (2), Dunmore and Wilkes-Barre; four in the Mr. Z's supermarkets in Mountaintop, Dallas, Stroudsburg, and Tunkhannock; and two in Weis Markets in Clarks Summit and Hazleton.

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

Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1998 through the date of filing this report with the Securities and Exchange Commission.
                                       7

Selected Financial Data
(In thousands, except per share data and number of shareholders)

------------------------------------------------------------------------------------------------------------------------
                                                                         Years ended December 31
                                                   ---------------------------------------------------------------------
                                                            1998          1997          1996          1995         1994
------------------------------------------------------------------------------------------------------------------------

Results of Operations
for the Year
Interest income                                       $   28,302        26,507        24,358        23,662       20,626
Interest expense                                          14,319        12,845        10,874        11,227        8,157
------------------------------------------------------------------------------------------------------------------------

Net interest income                                       13,983        13,662        13,484        12,435       12,469

Provision for loan losses                                    420           535           500           420          310
------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for
      loan losses                                         13,563        13,127        12,984        12,015       12,159

Other operating income                                     2,961         2,461         2,012         1,913        1,319
Other operating expense                                   10,967        10,080         9,749         9,075        8,697
Income tax expense                                         1,535         1,500         1,543         1,370        1,333
------------------------------------------------------------------------------------------------------------------------

Net income                                                 4,022         4,008         3,704         3,483        3,448
------------------------------------------------------------------------------------------------------------------------

Cash dividends declared                               $    2,235         2,055         1,900         1,671        1,610
------------------------------------------------------------------------------------------------------------------------

Per Share (1)
Net income (diluted)                                  $     1.36          1.36          1.26          1.20         1.19

Book value (2)                                             12.01         11.36         10.32          9.80         8.64

Cash dividends paid                                         0.77          0.72          0.66          0.60         0.58
------------------------------------------------------------------------------------------------------------------------

Financial Condition
At End of Year
Assets                                               $   405,157       370,126       330,213       320,647      302,408
Deposits                                                 307,360       293,643       295,946       288,252      270,718
Loans, net                                               222,826       209,583       201,298       194,555      177,173
Securities available for sale                            101,079        96,696        76,019        68,328       50,467
Securities held to maturity                               46,178        37,379        20,860        26,033       52,915
Stockholders' equity                                      35,466        33,398        30,263        28,492       24,978
------------------------------------------------------------------------------------------------------------------------

Number of Stockholders                                     1,457         1,430         1,421         1,347        1,334
------------------------------------------------------------------------------------------------------------------------

(1) Per share data for 1995 and 1994 restated to reflect the Company's two for one stock split effected in the form of a stock dividend effective July 15, 1996.

(2)  Based on weighted average diluted shares outstanding during the period.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

         The following financial review and analysis is presented on a consolidated basis and is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company (and the Bank) with a primary focus on the analysis of operating results for the years ended December 31, 1998, 1997, and 1996. The information below should be read in conjunction with the Company's consolidated financial statements and accompanying notes thereto, "Selected Financial Data" and other detailed information appearing elsewhere in this report.

Results of Operations
Highlights of Operating Results
1998 vs. 1997

     Net income reached $4,022,000 in 1998, $14,000 or .3% higher than in 1997. These earnings represent the highest annual earnings in the Company's history. Earnings per diluted share were $1.36 in 1998 and 1997 respectively.

         The Company experienced an increase in interest income driven primarily by an increase in the volume of interest earning assets. The overall change was an increase in interest income of $1,795,000 or 6.8% from 1997 to 1998. Total interest expense also increased $1,474,000, primarily as a result of increases of other borrowed money, resulting in an increase in net interest income of $321,000 or 2.3%. Net interest spread went from 3.62% in 1997 to 3.30% in 1998 due to competitive pressures on interest rates on loans which caused the spread of the loan portfolio to drop from 8.95% in 1997 to 8.76% in 1998. Other operating income was up $500,000 during 1998 from the prior period due to an increase in gain on sale of securities available for sale and ATM fees. Other operating expense also increased during 1998 versus 1997 due to an increase in ORE expense, an upgrading of our computer system and the opening of a new branch in November of 1998.

The table below presents both the amount and percent of increase (decrease) for items relative to net income.

Table 1 Increase  (Decrease) in Components of Net Income


--------------------------------------------------------------------------------------

                                             1998 vs. 1997          1997 vs. 1996
                                          --------------------   ---------------------
                                                Amount      %          Amount       %
--------------------------------------------------------------------------------------

Interest income                         $    1,795,000      6.8     2,149,000       8.8
Interest expense                             1,474,000     11.5     1,971,000      18.1
--------------------------------------------------------------------------------------

Net interest income                            321,000      2.3       178,000       1.3

Provision for loan losses                     (115,000)   (21.5)       35,000       7.0
--------------------------------------------------------------------------------------

Net interest income after provision
     for loan losses                           436,000      3.3       143,000       1.1

Other operating income                         500,000     20.3       449,000      22.3
Other operating expense                        887,000      8.8       331,000       3.4
--------------------------------------------------------------------------------------

Income before income taxes                      49,000      0.9       261,000       5.0

Income tax expense                              35,000      2.3       (43,000)     (2.8)
--------------------------------------------------------------------------------------

Net income                              $       14,000      0.3       304,000       8.2
--------------------------------------------------------------------------------------


1997 vs. 1996

     Net income reached $4,008,000 in 1997, $304,000 or 8.2 % higher than in 1996. Diluted earnings per share was $1.36 in 1997, compared to $1.26 in 1996, an increase of 7.9 %.

     The increase in net income for 1997 over 1996 was due to the increases in net interest income and other income, as well as a decline in tax expense, offset by increases in other operating expenses and the provision for loan losses. The increase in interest income resulted primarily from the change in the volume of assets in the securities portfolio. This increase was offset by an increase in interest expense on other borrowed money, which was used to fund the larger securities portfolio. Other income was also up during 1997 from the previous period due to increased service charges, gains on sales of securities, and ATM fees. This increase was partially offset by an increase in total other operating expense primarily resulting from the expanded branch and ATM network. The provision for loan losses was higher in 1997 due to a higher level of charge offs and to continuing portfolio growth.

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

         The impact of changes in the volume of interest earning assets and interest bearing liabilities and the change in rates for both of these areas resulted in an increase in net interest income on a tax equivalent basis of $331,000 from 1997 to 1998. Tax equivalent net interest income was decreased by $596,000 for interest rate changes from 1997 to 1998 versus an decrease of $262,000 from 1996 to 1997. The increase in tax equivalent net interest income from volume changes from 1997 to 1998 was $927,000 versus $607,000 from 1996 to 1997.

     Net interest income increased in 1997 from 1996. The volume of interest earning assets drove the increase in interest income from 1996 to 1997. The increase in volume resulted in an increase in interest income of $2,044,000. The security portfolio provided $2,088,000 of the increase with 71% of this coming from the volume increase in taxable securities. During 1997, the Bank borrowed money from Federal Home Loan Bank of Pittsburgh which was invested in mortgage backed securities in both available for sale and held to maturity investment securities. The increase in interest income from the increase in the volume of securities was slightly offset by a decrease of $96,000 in interest income from the volume of loans. Federal funds sold had an increase of interest income of $52,000 over the prior period.

Net Interest Income  (Taxable-Equivalent  Basis),
(Continued)

          The improvement in net interest income in 1998 from 1997 was the result of several factors. The volume of interest earning assets drove the increase in interest income from 1997 to 1998. The increase in volume resulted in an increase in interest income of $2,669,000. The increase in volume was the result of a $13.9 million increase in the average balance of taxable securities as part of the Bank's leverage strategy. The increase in volume was also the result of a $7.7 million increase in the average balance of installment loans. The security portfolio provided $1,086,000 of the increase with 86% of this coming from the volume increase in taxable securities. During the first quarter of 1998, the Bank borrowed an additional $25,000,000 from Federal Home Loan Bank of Pittsburgh which was invested in mortgage backed securities in both available for sale and held to maturity investment securities. The loan portfolio also provided $1,406,000 of the increase with 50% of this coming from the volume increase in installment loans and 38% in commercial loans. Federal funds sold had an increase of interest income of $177,000 over the prior period.

     Net interest income was affected by a decrease in the rates of $420,000 in securities, $17,000 federal funds sold and $427,000 in loans. These changes are attributable to the downward trend in interest rates both nationally and regionally and increasing levels of lending competition.

     The growth of interest bearing deposits from the nine branch openings and other promotions over the past several years was offset by a restructuring of the Bank's interest rates on deposits. This restructuring was based upon our expanded presence throughout Northeastern Pennsylvania. Our regional coverage allows for a pricing structure comparable to the Bank's regional competitors, not one based upon any local competitive pressures for any particular branch or branches. The decrease of $521,000 in interest expense from a decrease in the volume of interest bearing deposit and an increase in interest expense of $25,000 through interest rate increases on interest bearing deposits resulted in a decrease in interest expense of $496,000 from 1997 to 1998. The single largest contributor to the decrease in interest expense on deposits was a decrease in the volume of Time deposits. The decrease due to volume of $661,000 resulted from a $12,106,000 decrease in the average balances of Time deposits from $157,576,000 for 1997 to $145,470,000 for 1998.

     The volume increase in interest income was the result of a $34,587,000 increase in the total average of interest earning assets from $332,618,000 in 1997 to $367,205,000 in 1998. The average rate of return on these assets was down slightly compared to the prior year with 1998 at 7.86% and 1997 at 8.13%. The volume increase in interest income was primarily driven by an increase in both our security and loan portfolio. Total securities were up $15,792,000 from 1997 to 1998 and total loans up $15,524,000. The related interest income was up $666,000 to $9,229,000 in 1998 for securities and up $979,000 to $19,152,000 for loans in 1998.

     The Company had an increase in average interest bearing liabilities of $29,180,000 from 1997. This was due to an increase in other borrowed money to $58,964,000 for 1998, a $35,366,000 increase over 1997. Management borrowed an additional $25,000,000 in January of 1998 from Federal Home Loan Bank of Pittsburgh.

The money borrowed was invested in mortgage backed securities. Bank management believes that it was appropriate to take advantage of borrowing at a rate lower than the rate received in investing in Federal agency mortgage backed obligation in both available for sale and held to maturity investment securities. There was also a slight increase in the interest bearing checking and money market areas. Management actively managed the pricing structure of interest bearing liabilities to reduce the impact of local competitive pressures by managing the Bank's portfolio on a regional basis. The interest rate in low or non-interest bearing liabilities and in savings and time deposits stayed fairly constant for both 1998 and 1997. There was a 5 basis point increase in the cost of interest bearing liabilities in 1998 to 4.56%. The increase in funds was utilized in funding the growth in the purchase of investment grade securities.

     Table 3 provides details of the average balances outstanding during each respective year, the amount of interest and the average rates earned or paid. Net interest income is again presented on a taxable-equivalent basis.

         Tables 2 and 3 present securities available for sale in the securities categories.

     Table 4 presents the Company's interest earning assets and interest bearing liabilities as of December 31, 1998 and indicates the relative periods within which these assets and liabilities will reprice. Although Table 4 shows the Company to be liability sensitive within the next year, management believes that factors such as product pricing, interest rate spread relationships, and customer behavior patterns permit the Company to reduce interest rate risk to acceptable levels.

Table 2
Rate/Volume Analysis of Changes in Net Interest Income
Years ended December 31
(Dollars in Thousands)


------------------------------------------------------------------------------------------------------------------
                                                                     1998/1997                  1997/1996
                                                                Increase (Decrease)        Increase (Decrease)
                                                                 due to changes in          due to changes in
                                                              ------------------------  --------------------------
                                                              Volume (1) Rate   Total   Volume (1)   Rate   Total
------------------------------------------------------------------------------------------------------------------

Interest Income

Securities:
     Taxable                                                      936    (384)    552      1,477      441   1,918
     Non-taxable (2)                                              150     (36)    114        611       18     629
------------------------------------------------------------------------------------------------------------------
Total securities                                                1,086    (420)    666      2,088      459   2,547
------------------------------------------------------------------------------------------------------------------

Federal funds sold                                                177     (17)    160         52       (6)     46
------------------------------------------------------------------------------------------------------------------

Loans, net of unearned discount:
     Commercial (2)                                               540     (35)    505        377      (39)    338
     Mortgage                                                     166    (134)     32       (691)     (45)   (736)
     Installment                                                  700    (258)    442        218      (98)    120
------------------------------------------------------------------------------------------------------------------
Total loans                                                     1,406    (427)    979        (96)    (182)   (278)
------------------------------------------------------------------------------------------------------------------

Total interest income                                           2,669    (864)  1,805      2,044      271   2,315
------------------------------------------------------------------------------------------------------------------

Interest Expense
Interest bearing deposits:
     NOW, Super NOW and Money Market                               64     (12)     52        145      457     602
     Savings                                                       76      26     102        (31)     (35)    (66)
     Time                                                        (662)     11    (651)       (35)      36       1
------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Deposits                                  (522)     25    (497)        79      458     537

Other borrowed money and note payable                           2,245    (287)  1,958      1,348       76   1,424
Fed Funds Purchased                                                19      (6)     13         10       (1)      9
------------------------------------------------------------------------------------------------------------------

Total interest expense                                          1,742    (268)  1,474      1,437      533   1,970
------------------------------------------------------------------------------------------------------------------

Change in net interest income                               $     927    (596)    331        607     (262)    345
------------------------------------------------------------------------------------------------------------------

1)   The rate/volume variance is allocated entirely to change in volume.

2) Amounts are presented on a tax-equivalent basis utilizing an effective tax rate of approximately 31% in 1998, and 32% in 1997 and 1996. The total taxable equivalent adjustments included above are $559,000, $549,000, and $382,000 for 1998, 1997 and 1996, respectively.

Table 3
         Average Balance, Net Interest Income Rates
         Years ended December 31
         (Dollars in Thousands)


-----------------------------------------------------------------------------------------------------------------------------------
                                                   1998                          1997                           1996
                                         ----------------------------  -----------------------------  -----------------------------
                                         Average                       Average                        Average
                                              (2)           Average         (2)           Average          (2)           Average
Assets                                    Balance Interest     Rate     Balance  Interest     Rate     Balance  Interest     Rate
-----------------------------------------------------------------------------------------------------------------------------------

Interest earning assets:


Securities:
          Taxable                   $    119,096    7,615        6.39  105,165     7,063        6.72   81,707     5,145        6.30
          Non-taxable (1)                 20,389    1,614        7.92   18,528     1,500        8.10   10,890       871        8.00
------------------------------------------------------------------------------------------------------------------------------------
Total securities                         139,485    9,229        6.62  123,693     8,563        6.92   92,597     6,016        6.50
-----------------------------------------------------------------------------------------------------------------------------------

Federal funds sold                         9,172      480        5.23    5,901       320        5.42    4,955       274        5.53
-----------------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned discount:
          Commercial (1) (5)              85,898    7,537        8.77   79,777     7,032        8.81   75,520     6,694        8.86
          Mortgage (5)                    74,022    6,291        8.50   72,112     6,259        8.68   80,020     6,995        8.74
          Installment (5)                 61,564    5,324        8.65   53,842     4,882        9.07   51,490     4,762        9.25
          Allowance for possible
           loan losses                    (2,936)       -        -      (2,707)       -         -      (2,794)       -         -
------------------------------------------------------------------------------------------------------------------------------------
Net loans                                218,548   19,152        8.76  203,024    18,173        8.95  204,236    18,451        9.03
-----------------------------------------------------------------------------------------------------------------------------------

Total interest earnings assets           367,205   28,861        7.86  332,618    27,056        8.13  301,788    24,741        8.20

Non-interest earning assets               27,107        -        -      25,990        -         -      24,706        -         -
-----------------------------------------------------------------------------------------------------------------------------------

Total assets/interest income         $   394,312   28,861        7.32  358,608    27,056        7.54  326,494    24,741        7.58
-----------------------------------------------------------------------------------------------------------------------------------

Average Balance, Net Interest Income Rates
Years ended December 31
(Dollar in Thousands)

---------------------------------------------------------------------------------------------------------------------------------
                                                1998                           1997                            1996
                                    ----------------------------  ------------------------------  -------------------------------
                                      Average                         Average                         Average
                                           (2)           Average           (2)           Average           (2)            Average
Liabilities                           Balance  Interest     Rate      Balance  Interest     Rate      Balance Interest       Rate
---------------------------------------------------------------------------------------------------------------------------------

Interest bearing liabilities:

Deposits:
     NOW, Super NOW, and
        Money Market              $    51,487    1,670        3.24    49,527     1,618        3.27    43,331    1,016          2.34
     Savings                           57,447    1,219        2.12    53,774     1,117        2.08    55,219    1,183          2.14
     Time                             145,470    7,951        5.47   157,576     8,602        5.46   158,213    8,601          5.44
-----------------------------------------------------------------------------------------------------------------------------------
Total interest bearing deposits       254,404   10,840        4.26   260,877    11,337        4.35   256,763   10,800          4.21
-----------------------------------------------------------------------------------------------------------------------------------

Other borrowed money
     and note payable                  58,964    3,456        5.86    23,598     1,498        6.35     1,228       74          6.03
Fed Funds Purchased                       447       23        4.92       160        10        6.25        15        1          6.67

-----------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities    313,815   14,319        4.56   284,635    12,845        4.51   258,006   10,875          4.22
-----------------------------------------------------------------------------------------------------------------------------------

Non-interest bearing deposits and
     other liabilities                 46,620        -        -       42,594        -         -       39,471        -        -
-----------------------------------------------------------------------------------------------------------------------------------

Total liabilities                     360,435   14,319        3.97   327,229    12,845        3.93   297,477   10,875          3.66
-----------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity                   33,877        -        -       31,379        -         -       29,017        -        -
---------------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders'
     equity/interest expense      $   394,312   14,319        3.63   358,608    12,845        3.58   326,494   10,875          3.33
---------------------------------------------------------------------------------------------------------------------------------

Net interest income               $             14,542                          14,211                         13,866
---------------------------------------------------------------------------------------------------------------------------------

Net interest spread (3)                                       3.30%                           3.62%                            3.98%
---------------------------------------------------------------------------------------------------------------------------------

Net interest yield (4)                                        3.96%                           4.27%                            4.59%
---------------------------------------------------------------------------------------------------------------------------------

(1) Interest and average rates are presented on a taxable-equivalent basis utilizing an effective tax rate of approximately 31% in 1998, and 32% in 1997, and 1996. The total taxable-equivalent adjustments included above are $559,000, $549,000 and $382,000 for 1998, 1997, and 1996, respectively.

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

(5)  Total  interest   income   includes   amortization  of  deferred  net  loan
     origination fees of $378,000,  $260,000,  $359,000 in 1998, 1997, and 1996,
     respectively.

Market Risk
Table 4
Interest Rate Sensitivity

-----------------------------------------------------------------------------------------------------------------------------------
                                                                            December 31, 1998
                                     -----------------------------------------------------------------------------------------------
                                           1 to 90          91 to 180      181 to 365       1 to 5         Beyond
                                            Days              Days            Days           Years         5 Years          Total
------------------------------------------------------------------------------------------------------------------------------------

Interest Earning Assets

Securities available for sale           $  32,017,000       6,953,000       8,593,000      28,235,000      25,281,000    101,079,000

Securities held to maturity                   420,000       1,678,000         502,000      16,618,000      26,960,000     46,178,000

Loans (net of unearned
   discount and deferred fees)             44,927,000       5,269,000      16,046,000      38,529,000     120,964,000    225,735,000

Federal Funds Sold                          7,600,000            --              --              --              --        7,600,000
-----------------------------------------------------------------------------------------------------------------------------------

Total                                   $  84,964,000      13,900,000      25,141,000      83,382,000     173,205,000    380,592,000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         -

Interest Bearing Liabilities

Interest bearing DDA (MMA,
       NOW, Super NOW)                  $  60,943,000            --              --              --              --       60,943,000

Savings (1)                                11,343,000            --              --              --        45,371,000     56,714,000

Time                                       23,304,000      20,368,000      35,164,000      26,303,000            --      105,139,000

Time > $100M                                9,967,000      12,005,000      13,056,000       6,605,000            --       41,633,000

Other borrowed money and
     note payable                                --              --        20,000,000      38,082,000         275,000     58,357,000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         -----------
Total                                   $ 105,557,000      32,373,000      68,220,000      70,990,000      45,646,000    322,786,000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         -----------

Interest rate sensitivity gap           $ (20,593,000)    (18,473,000)    (43,079,000)     12,392,000     127,559,000     57,806,000

Cumulative interest rate
      sensitivity gap                   $ (20,593,000)    (39,066,000)    (82,145,000)    (69,753,000)     57,806,000           --

Cumulative interest rate
      sensitivity ratio (2)                    (5.08%)         (9.64%)        (20.27%)        (17.22%)         14.27%          --
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

     In addition to gap management, the Company also uses simulation analysis to help monitor and manage interest rate risk. In this analysis the Company examines the result of a 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities as well as growth rates of deposit and loan portfolios. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in their balance sheet. Below are the results of this ratio shock analysis as of December 31, 1998 and 1997.


                                    December 31, 1998                               December 31, 1997
                    ------------------------------------------------------------------------------------------------
                        Net Interest       Percentage Change in           Net Interest       Percentage Change in
  Change in Rates       Income Change       Net Interest Income           Income Change       Net Interest Income

       +200                  841                   5.53%                      (400)                 (2.72%)
      Static                  -                      -                          -                      -
       -200                (1,176)                (7.73%)                     (405)                 (2.75%)



     A 200 basis point rise in interest rates results in a 5.53% increase in interest income. A 200 basis point decrease in interest rates results in a decrease in interest income due to optionality in the Company's securities portfolio. In a falling rate environment it is assumed that certain of the Company's securities would be called and the resulting cash flows would be reinvested at the lower prevailing rates.


Table 5
Other Operating Income

----------------------------------------------------------------------------------------------------------------
                                                                                 Years ended December 31
                                                                          --------------------------------------
                                                                             1998         1997         1996
----------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                     $   1,334,000    1,330,000    1,168,000
Net gains on sales of
    securities available for sale                                             509,000      154,000      -
Gains on calls of securities held to maturity                                   2,000        3,000      -
ATM Fees                                                                      523,000      402,000      131,000
Other income                                                                  593,000      572,000      713,000
----------------------------------------------------------------------------------------------------------------

Total other operating income                                            $   2,961,000    2,461,000    2,012,000
----------------------------------------------------------------------------------------------------------------

     Gains were recognized for the sale of securities available for sale in 1998 of $509,000 and $154,000 in 1997. The Company did not recognize any gains or losses on the sale of securities available for sale in 1996. The proceeds from the sale of securities available for sale were $20,217,000, $17,799,000 and $6,327,000 in 1998, 1997, and 1996 respectively.

     Management is constantly monitoring the securities and loan portfolios in response to changes in the various risks that are applicable to these assets and changes in the Company's asset/liability strategy. These changes in risk and strategy call for management to sell both securities and loans from time to time. In 1998, 1997 and 1996 the Company sold newly originated mortgage loans (primarily fixed rate) to the Federal Home Loan Mortgage Corporation and student loans to PHEAA.

     ATM fees increased by $121,000 over the prior period. The increase was due to an additional 35 ATM machines placed in service during the fourth quarter of 1996 and throughout 1997, on which a surcharge per foreign transaction has been collected. As of December 31, 1998 the Bank has a total of 40 ATM machines. Other income and service charges on deposit accounts remained fairly constant for both 1998 and 1997.

         Total operating income increased by $449,000 in 1997 compared to 1996 primarily as the result of service charges on deposits, gains on sales of securities and ATM fees, partially offset by decreases in other income.

Table 6
Other Operating Expenses

-----------------------------------------------------------------------------------------------------------------
                                                                                 Years ended December 31
                                                                         ----------------------------------------
                                                                             1998          1997         1996
-----------------------------------------------------------------------------------------------------------------

Salaries and employee benefits                                         $     5,071,000    5,040,000    5,061,000
Net occupancy expense of bank premises                                       1,027,000    1,026,000      857,000
Furniture and equipment expenses                                               773,000      685,000      622,000
Data processing expense                                                        255,000      242,000      241,000
ORE expense                                                                    360,000      121,000      193,000
Other expenses                                                               3,481,000    2,966,000    2,775,000
-----------------------------------------------------------------------------------------------------------------

Total other operating expenses                                         $    10,967,000   10,080,000    9,749,000
-----------------------------------------------------------------------------------------------------------------

     Salaries and employee benefits, which represent the most significant portion of non-interest expenses, increased by .6% and decreased by .4% in 1998 and 1997, respectively. Salary expense remained constant while employee benefit expense increased 3.2% in 1998. Employees salaries did increase 4% in 1998. This increase was offset by an increased level of SFAS 91 deferred costs based on a higher volume of real estate loans on which no points were collected.

     The contribution to the Company's ESOP in 1998 was $2,000 and $54,000 in 1997. No contribution was made in 1996.

         Net occupancy expense remained constant for 1998 over 1997, and the increase of $169,000 or 19.7% in 1997 over 1996 reflected the increased costs from the nine new branch facilities opened from 1994 through 1996. The increase was also attributable to inflation adjustments in lease agreements maintained by the Bank.

     The increase in furniture and equipment expense of $88,000 or 12.8% over 1997 was primarily due to an increase in maintenance contracts on our expanded ATM network. During the second quarter of 1998 we also replaced computer hardware and software to update for Year 2000 compliance, resulting in increased depreciation.

     ORE expense increased by $239,000 or 50.1% in 1998 due to increased charge offs of ORE properties based on evaluation of the fair values of individual properties.

     Other expenses increased by 17.4% in 1998 and 6.9% in 1997. The largest increases were in automated teller and related card holder services, legal fees and marketing expense. The growth of the Bank resulted in an increase in automated teller machines and related cardholder service for 1998 over 1997 of $66,000. The expense for legal fees increased $95,000 due to additional requirements necessary to service the Bank. Marketing expense was up $185,000 in 1998 due to marketing a larger geographical area and for the relocation of an existing branch. In 1998 the Bank contracted with an advertising company to develop a new marketing campaign. The advertising company handles all public media including television commercials.

     The provision for income taxes for 1998, 1997 and 1996 were $1,535,000, $1,500,000 and $1,543,000, respectively. The effective rate for these periods were 27.6%, 27.2% and 29.4%. The lower effective rate for 1998 and 1997 was due to management's strategy in investing in tax free securities.

         Total other operating expense increased by $331,000 for 1997 as compared to 1996 primarily as a result of increases in other expenses relating to automated teller and related card holder services, courier expense and telephone communication.

Financial Position

         Loan Portfolio

     Total loans, net of unearned discount and deferred loan fees, increased $13,393,000 or 6.3% in 1998 and increased by $8,294,000 or 4.1 % in 1997. In
1998 the Bank sold $3,416,000 in mortgage loans and $1,941,000 in PHEAA loans. In 1997 the loans sold were $972,000 and $2,384,000, respectively. The increase in loans after consideration of the previously mentioned loan sales were $18,750,000 in 1998 and $11,650,000 in 1997. There was growth in two segments of the Company's portfolio in 1998: residential real estate and commercial loans. The largest amount of originations were from residential real estate loans.

     In 1998 and 1997 the Bank sold fewer loans to keep its loan and deposit ratio in the same position as in the past years. Unlike 1996, loan growth had increased at a rate greater than deposit growth. This resulted in an increase in the Bank's loan to deposit ratio in 1996. The Bank sold $12,160,000 of residential mortgage loans in 1996 consisting of $8,265,000 of fixed rate loans and $3,895,000 of adjustable rate mortgages. The objectives were to reduce the loan to deposit ratio, address interest rate and prepayment risks in the fixed rate section of the portfolio, as well as improve the liquidity and quality characteristics of one year adjustable rate mortgages.


The following table summarizes loans held for portfolio by type at December 31 for each of the last five years:

Table 7

----------------------------------------------------------------------------------------------------------
                                                               December 31
                                 -------------------------------------------------------------------------
                                      1998          1997           1996          1995           1994
----------------------------------------------------------------------------------------------------------

Commercial business            $     17,264,000    15,534,000     17,256,000    16,684,000     16,200,000
Commercial real estate               71,389,000    69,505,000     61,254,000    58,062,000     52,603,000
Real estate construction              1,120,000     1,002,000        947,000       625,000      1,482,000
Real estate residential             133,521,000   120,604,000    115,791,000   112,493,000    102,708,000
Consumer                             17,681,000    17,865,000     20,424,000    19,013,000     14,184,000
----------------------------------------------------------------------------------------------------------

Total loans, gross                  240,975,000   224,510,000    215,672,000   206,877,000    187,177,000

Unearned discount and
     deferred loan fees             (15,240,000)  (12,168,000)   (11,624,000)   (9,580,000)    (7,305,000)
----------------------------------------------------------------------------------------------------------

Total loans, net of
     unearned discount
     and deferred loan fees    $    225,735,000   212,342,000    204,048,000   197,297,000    179,872,000
----------------------------------------------------------------------------------------------------------

     The following table summarizes commercial, financial, agricultural and real estate construction loans at December 31, 1998 by maturity distribution (based on contractual maturities) and by interest rate sensitivity:

Table 8

-------------------------------------------------------------------------------------------------------------------
                                                            One Year     One Through      Over          Total
                                                             or Less     Five Years    Five Years    Gross Loans
-------------------------------------------------------------------------------------------------------------------

Maturity Distribution:

Commercial Business                                     $    10,481,000     4,650,000     2,133,000     17,264,000
Commercial real estate                                       17,772,000     6,371,000    47,246,000     71,389,000
Real estate construction                                      1,120,000         -            -           1,120,000
-------------------------------------------------------------------------------------------------------------------

Total                                                   $    29,373,000    11,021,000    49,379,000     89,773,000
-------------------------------------------------------------------------------------------------------------------

Interest Rate Sensitivity:

Loans with predetermined rates                               10,497,000     9,522,000    46,248,000     66,267,000
Loans with variable rates                                    18,876,000     1,499,000     3,131,000     23,506,000
-------------------------------------------------------------------------------------------------------------------

Total                                                   $    29,373,000    11,021,000    49,379,000     89,773,000
-------------------------------------------------------------------------------------------------------------------

     Variable interest rate loans and shorter maturities provide for interest rate changes from time to time based upon changes in the Company's base lending rate or some other barometer of market interest rates. By matching the interest rate sensitivity of variable rate loans against the interest rate sensitivity of liabilities, management attempts to reduce the Company's vulnerability to future interest rate fluctuations. As in previous years, management continues to seek commercial and residential mortgage loans with variable interest rates. In 1998, the Company originated $19,074,000 in residential mortgage and home equity loans of which $3,648,000 were variable rate loans. The Company originated $9,843,000 and $19,261,000 of such loans in 1997 and 1996, respectively of which $4,283,000 and $10,768,000 respectively were variable rate loans. In addition, the Bank has the ability to sell fixed and adjustable rate residential mortgages and student loans it originates into secondary markets to reduce its exposure to future interest rate increases. Proceeds from the sale of mortgages and student loans were $5,419,000, $3,414,000, and $14,439,000 for 1998, 1997, and 1996, respectively.


Risk Elements of Loan Portfolio

         The following table shows various non-performing categories as of December 31 for each of the last five years:

Table 9

---------------------------------------------------------------------------------------------------------------
                                                       1998        1997        1996       1995        1994
---------------------------------------------------------------------------------------------------------------

Non-accrual loans                                 $   1,684,000   2,596,000  4,404,000   2,161,000   2,315,000
90 days and more past due                               838,000   2,026,000     -           -           -
Restructured loans                                    1,247,000     890,000    643,000     837,000   1,077,000
---------------------------------------------------------------------------------------------------------------

                                                  $   3,769,000   5,512,000  5,047,000   2,998,000   3,392,000
---------------------------------------------------------------------------------------------------------------


         The Company generally places a loan on a non-accrual status when, in the opinion of management, the borrower does not have the ability to meet the original terms of the loan. The Company reserves the accrued interest on all commercial loans over ninety days past due and these loans are included in the non-accrual totals. Mortgages past due 90 days or more are placed in non-accrual status unless the Bank considers the loan to be well secured and in the process of collection. Consumer loans that are not secured by real estate are generally charged off after 120 days past due. The Bank experienced a $1,743,000 decrease in non-performing loans in 1998 over 1997 and a $465,000 increase in 1997 over 1996. During 1996 and through the first half of 1997, the Bank performed an in depth analysis of the organization structure of the lending department. In 1997, the Bank hired a Special Assets Officer and increased the collection department staff. This action resulted in a leveling off of overall delinquencies in the last quarter of 1997 and a significant drop in 1998. This action also resulted in improvement in the non-performing loan levels of the Bank through expanded effort and more expeditious resolution of problem loans on a loan-by-loan basis.

     The increase in non-performing loans in 1996 from 1995 consisted primarily of thirteen (13) borrowers representing $1,921,000 of the increase. The Bank had specific loan loss reserves of $106,000 allocated and non-performing loans and the remaining problem loan balances are substantially collateralized.

     The amount of interest income on non-accruing loans which was recorded in income was $13,000 in 1998, $12,000 in 1997, and -0- in 1996. If the
non-accruing loans had been current in accordance with their original terms and had been outstanding throughout the period, interest income would have been increased by $98,000, $149,000 and $160,000 in 1998, 1997, and 1996,
respectively.

         The amount of interest on restructured loans which was recorded in income was $98,000 in 1998, $59,000 in 1997, and $54,000 in 1996. If the
restructured loans had been current in accordance with their original terms and had been outstanding throughout the period, interest income would have been increased by $24,000, $33,000, and $48,000 in 1998, 1997, and 1996,
respectively.

         As of December 31,1998, the Company had impaired loans with a total recorded investment of $1,530,000, $1,922,000, and $1,603,000 on December 31,
1998, 1997, and 1996, respectively. The average recorded investment for the twelve month periods ended December 31, 1998, 1997, and 1996 was $1,837,000, $1,914,000, and $1,145,000, respectively. Interest income recognized during each of these periods was nominal. As of December 31,1998, 1997, and 1996 the amount of recorded investment in impaired loans for which there is a related allowance for credit losses and amount of the allowance is $425,000 and $106,000, respectively, $815,000 and $185,000, respectively, and $819,000 and $350,000, respectively. The amount of the recorded investment in impaired loans for which there was no related allowance for credit losses at December 31, 1998, 1997, and 1996 was $1,105,000, $1,107,000, and $784,000, respectively. For purposes of applying the measurement criteria for impaired loans the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans, as well as commercial business and commercial real estate loans with balances less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan is transferred to nonaccrual status, or earlier if based on management's assessment of the relevant facts and circumstances, it is probable that the Bank will be unable to collect all proceeds due according to the contractual terms of the loan agreement. The Company's policy for the recognition of interest income on impaired loans is the same as for nonaccrual loans discussed previously. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

         Substantially all of the Bank's loans are secured by residential and/or commercial real estate in the area of northeastern Pennsylvania. Accordingly, the Bank's primary concentration of credit risk is related to the real estate market in the northeastern Pennsylvania area and the ultimate collectibility of this portion of the Bank's loan portfolio is susceptible to changes in economic conditions in that area. As of December 31, 1998 and 1997, there were no other concentrations of loans exceeding 10% of total loans. Loan concentrations are considered to exist when there are amounts loaned to related borrowers or to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic conditions.

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

         The provision for loan losses was $420,000 in 1998, $535,000 in 1997, and $500,000 in 1996. The current year provision has enabled the allowance for loan losses to increase by 5.4% to $2,909,000 as of December 31, 1998, while there was a 6.3% increase in total loans, net of unearned discount and unearned loan fees. The increase in the loan portfolio in 1998 is primarily attributable to residential real estate loans (including home equity loans). Based on the nature of the collateral supporting these real estate loans it is not anticipated that potential future problems with these credits would have as significant an impact on the allowance for loan losses as loans originated in previous years. This, in combination with a reduction in non-performing loans, permitted a decrease to the provision in 1998 as compared to 1997. The increased amount of loan loss provision for 1996 over 1995 was primarily to address the additional specifically allocated reserves for the increase in non-accrual loans and for the increased level of charge-offs.

The following table presents an analysis of the allowance for loan losses for each of the last five years:

Table 10
Analysis of the Allowance for Loan Losses

-------------------------------------------------------------------------------------------------------------
                                                             Years ended December 31
                                     ------------------------------------------------------------------------
                                         1998          1997           1996          1995           1994
-------------------------------------------------------------------------------------------------------------

Balance at beginning of period.    $     2,759,000     2,750,000      2,742,000     2,699,000      2,604,000

Loans charged off:
       Commercial business                 (76,000)     (225,000)      (203,000)      (99,000)        (8,000)
       Commercial real estate              (68,000)      (34,000)       (55,000)     (132,000)       (58,000)
       Real estate residential             (88,000)     (149,000)      (196,000)      (85,000)      (179,000)
       Consumer                            (76,000)     (191,000)       (64,000)     (124,000)       (69,000)
-------------------------------------------------------------------------------------------------------------
Total loans charged off                   (308,000)     (599,000)      (518,000)     (440,000)      (314,000)
-------------------------------------------------------------------------------------------------------------

Recoveries on charged off loans:
       Commercial business                   9,000        14,000         12,000        33,000         39,000
       Commercial real estate                8,000          -             -            16,000         31,000
       Real estate residential               4,000         2,000          -              -             -
       Consumer                             17,000        57,000         14,000        14,000         29,000
-------------------------------------------------------------------------------------------------------------
Total recoveries                            38,000        73,000         26,000        63,000         99,000
-------------------------------------------------------------------------------------------------------------

Net loans charged off                     (270,000)     (526,000)      (492,000)     (377,000)      (215,000)

Provision for loan losses                  420,000       535,000        500,000       420,000        310,000
-------------------------------------------------------------------------------------------------------------

Balance at end of period           $     2,909,000     2,759,000      2,750,000     2,742,000      2,699,000
-------------------------------------------------------------------------------------------------------------

Net charge-offs during the period as
a percentage of average loans
outstanding during the period                0.12%         0.26%          0.24%         0.20%          0.13%

Allowance for loan losses
as a percentage of loans net of
unearned discount and loan fees
at end of period                             1.29%         1.30%          1.35%         1.39%          1.50%
-------------------------------------------------------------------------------------------------------------

     The following table presents an allocation of the allowance for loan losses by major category and percentage of loans in each category to total loans for each of the last five years. It should be noted that allocations are no more than estimates and are subject to revision as conditions change.

Table 11
Allocation of Allowance for Loan Losses

----------------------------------------------------------------------------------------------------------------

                1998                1997                1996                1995                1994
             -----------------   -----------------   -----------------   -----------------   -------------------
                        % of                % of                % of                % of                % of
                        loans to            loans to            loans to            loans to            loans to
                        total               total               total               total               total
               Amount    loans     Amount    loans     Amount    loans     Amount    loans     Amount    loans
----------------------------------------------------------------------------------------------------------------

Commercial
 business     $ 770,000     7.2% $  439,000     6.9%  $ 666,000     8.0%  $ 161,000     8.1%  $ 386,000     8.7%
Commercial
 real estate    403,000    29.6     201,000    31.0     292,000    28.4      97,000    28.0     145,000    28.1
Real estate
construction       -        0.5      -          0.4      -          0.4      -          0.3      -          0.8
Real estate
 residential    135,000    55.4     120,000    53.7     153,000    53.7     135,000    54.4     376,000    54.9
Consumer        361,000     7.3     225,000     8.0     182,000     9.5     106,000     9.2     166,000     7.5
Unallocated   1,240,000     -     1,774,000     -     1,457,000      -    2,243,000     -     1,626,000     -
----------------------------------------------------------------------------------------------------------------

Total        $2,909,000   100 %  $2,759,000   100 %  $2,750,000   100 %  $2,742,000   100 %  $2,699,000   100 %
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

Table 12
Securities Portfolio and Yield by Maturity

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                December 31, 1998
                                     ----------------------------------------------------------------------------------------------
                                                              After One          After Five
                                      One Year            Through             Through            After Ten
                                      or Less           Five Years           Ten Years             Years                    Total
------------------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale
------------------------------------------------------------------------------------------------------------------------------------

U.S. Treasuries & Other
     U.S. Government agencies:
        Fair value                $  17,144,000          23,281,000           7,112,000          34,127,000               81,664,000

        Yield                              5.78                5.62                6.29                6.53                     6.09
------------------------------------------------------------------------------------------------------------------------------------
State & Municipal agencies:
        Fair value                $           -           2,932,000           9,857,000            500,000                13,289,000

        Yield(1)                              -                8.26                7.96                7.35                     8.01
------------------------------------------------------------------------------------------------------------------------------------
Other securities:
        Fair value                            -                   -                   -           6,126,000                6,126,000

        Yield                                 -                   -                   -                6.32                     6.32
------------------------------------------------------------------------------------------------------------------------------------

Total Fair Value                  $   17,144,000          26,213,000          16,969,000         40,753,000              101,079,000
------------------------------------------------------------------------------------------------------------------------------------

Weighted average yield(2)                   5.78                6.00                7.26               6.51                     6.36
------------------------------------------------------------------------------------------------------------------------------------

Securities Held to Maturity
------------------------------------------------------------------------------------------------------------------------------------

U.S. Treasuries & other
     U.S. government agencies:
        Carrying Value            $           -                   -                   -          35,838,000               35,838,000

        Yield                                 -                   -                   -                6.87                     6.87
------------------------------------------------------------------------------------------------------------------------------------
States & Municipal securities
        Carrying Value                2,600,000           4,185,000           3,085,000             470,000               10,340,000

        Yield(1)                           8.25                8.42                8.37                8.33                     8.36
------------------------------------------------------------------------------------------------------------------------------------

Total carrying value              $   2,600,000           4,185,000           3,085,000          36,308,000               46,178,000
------------------------------------------------------------------------------------------------------------------------------------

Weighted average yield                     8.25                8.42                8.37                6.89                     7.2
------------------------------------------------------------------------------------------------------------------------------------

(1) Yields are presented on a taxable equivalent basis utilizing an effective tax rate of approximately 31% for all maturities.

(2) Yields on securities available for sale are computed using historical amortized cost.

         The following table sets forth the composition and carrying value of the Company's securities portfolio, analyzed by securities available for sale and securities held to maturity, as of the dates indicated:

Table 13
Securities Portfolio


Securities available for sale

-------------------------------------------------------------------------------------------------
                                                                     December 31
                                                          1998           1997          1996
-------------------------------------------------------------------------------------------------

US Treasury securities                              $       -            1,999,000     2,504,000

Federal agency mortgage-backed obligations:

     Federal National Mortgage Association                9,397,000      2,744,000     1,705,000
     Federal Home Loan Mortgage Corporation               5,429,000      4,809,000     4,951,000
     Government National Mortgage Association            19,301,000     24,429,000     1,166,000

Other obligations of Federal agencies                    47,537,000     50,252,000    58,852,000

State and Municipal                                      13,289,000      8,828,000     4,755,000

Other                                                     6,126,000      3,635,000     2,086,000
-------------------------------------------------------------------------------------------------

Total                                               $   101,079,000     96,696,000    76,019,000
-------------------------------------------------------------------------------------------------


Securities held to maturity
-------------------------------------------------------------------------------------------------

Federal agencies mortgage backed                   $     35,838,000     19,083,000       -

Obligations of Federal agencies                             -            6,000,000     9,669,000

State and Municipal                                      10,340,000     12,296,000    11,191,000
-------------------------------------------------------------------------------------------------

Total                                              $     46,178,000     37,379,000    20,860,000
-------------------------------------------------------------------------------------------------


         Approximately $70 million, or 48% of the total investment portfolio, is invested in U.S. Agency Mortgage-Backed pools and U.S. Agency issued Collateralized Mortgage Obligations (CMOs). This is split equally between fixed rate and adjustable rate issues. Due to the nature of the mortgage collateral behind these issues, the average lives of these holdings will tend to lengthen when interest rates rise and shorten when interest rates fall. To help mitigate this risk, management primarily focuses on instruments that have some degree of extension and call protection, particularly in the fixed rate holdings. All of the fixed rate holdings are, for example, planned amortization class CMO's, which provide a higher degree of certainty with respect to cashflows. In addition, management regularly reviews the performance of all Mortgage-Backed holdings as well as the portfolio as a whole. This includes the projection of principal cashflows under a current rate environment as well as given a parallel move in the yield curve up or down 200 basis points. The increase in the securities portfolio in 1998 and 1997, in both the securities available for sale and investment securities, is a result of the investment of funds borrowed from the Federal Home Loan Bank of Pittsburgh. The money borrowed was invested in mortgage backed securities to take advantage of borrowing at a rate lower than the rate received in investing in federal mortgage backed obligations for sale and investment securities.

     There has been a consistent trend of increasing the balance of securities available for sale. In 1998 the bank increased securities held to maturity as part of asset/liability strategy to enhance net interest income. This trend is based on managements intention to provide flexibility within the securities portfolio to adapt to the changing risk environment. Also, the Bank increased its investment in state and municipal securities. The tax equivalent interest rates available in 1998 and 1997 have made these securities an attractive investment.


Deposits

     One of the primary components of sound growth and profitability is deposit accumulation and retention. Total deposits at December 31, 1998 increased by 4.7% over total deposits at December 31, 1997, which had a .8% decrease over total deposits at December 31, 1996. Table 14 below summarizes deposits by type. Table 15 presents maturity information for all time deposits and Table 16 presents maturity information for time deposits of $100,000 or greater.

Table 14
Deposits by Major Classification

-------------------------------------------------------------------------------------------------------------
                                                                             December 31
                                                -------------------------------------------------------------
                                                            1998                1997               1996
-------------------------------------------------------------------------------------------------------------

Demand non-interest bearing                             $   42,931,000        43,740,000          37,643,000
Demand interest bearing                                     38,462,000        30,679,000          23,410,000
Savings                                                     56,714,000        52,783,000          53,175,000
Money Market                                                22,481,000        22,487,000          25,020,000
Time                                                       146,772,000       143,954,000         156,698,000
-------------------------------------------------------------------------------------------------------------

Total                                                   $  307,360,000       293,643,000         295,946,000
-------------------------------------------------------------------------------------------------------------



Table 15
Remaining Maturities of Time Deposits

------------------------------------------------------------------------------------------------------------
                                                                             December 31
                                                ------------------------------------------------------------
                                                           1998                1997                1996
------------------------------------------------------------------------------------------------------------

Three months or less                               $    33,271,000           31,557,000          33,732,000
Over three through six months                           32,373,000           32,327,000          36,191,000
Over six through twelve months                          48,220,000           48,735,000          50,476,000
Over twelve months                                      32,908,000           31,335,000          36,299,000
------------------------------------------------------------------------------------------------------------

Total                                         $        146,772,000          143,954,000         156,698,000
------------------------------------------------------------------------------------------------------------

Table 16
Remaining Maturities of Time Deposits of
$100,000 or Greater

-----------------------------------------------------------------------------------------------------------------
                                                                             December 31
                                                -----------------------------------------------------------------
                                                              1998                  1997                 1996
-----------------------------------------------------------------------------------------------------------------

Three months or less                                    $   9,967,000           11,359,000             9,586,000
Over three through six months                              12,005,000           10,128,000            14,662,000
Over six through twelve months                             13,056,000           12,395,000            11,069,000
Over twelve months                                          6,605,000            5,852,000             7,257,000
-----------------------------------------------------------------------------------------------------------------

Total                                                   $  41,633,000           39,734,000            42,574,000
-----------------------------------------------------------------------------------------------------------------


     Federal Fund rates, which are a driving factor in the pricing of liabilities, have continued to remained stable in 1998. These interest rates have led to a trend from long-term instruments to intermediate and short-term instruments reflecting the consumers' unwillingness to commit their funds for extended periods of time.

     Because of the Bank's continued transition to a regional financial institution in Northeastern, Pennsyl-vania, management altered the Bank's pricing strategy on interest bearing liabilities. Management actively manages the pricing structure of interest bearing liabilities to reduce the impact of local competitive pressures by managing the portfolio on a regional basis. The result of this strategy was a decrease in the time deposits of $12,744,000 in 1997 and a continuing decrease of $2,818,000 in 1998. This had a positive impact on the Bank's interest margin by lowering the cost of time deposits in 1997 and allowing the Bank to maintain that lower level of cost in 1998. Offsetting the decrease in time deposits was an increase in low and non-interest bearing deposits (demand interest bearing and savings) which increased $11,714,000 in 1998. The result was a decrease in the Bank's overall cost of deposits in 1998.

Taxation

     Income tax expense was  $1,535,000,  $1,500,000,  and  $1,543,000 for 1998,
1997, and 1996, respectively. The Company's effective tax rate for these periods was 27.6%, 27.2 %, and 29.4%, respectively. The fluctuation in the Company's tax expense and effective tax rate is primarily due to management's strategy in investing in tax free securities.

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

     Among the sources of asset liquidity are cash and due from banks, Federal Funds sold, securities available for sale, mortgage loans available for sale, and funds received from the repayment of loans and the maturing of investments. The total carrying value of cash and due from banks, Federal Funds sold, securities available for sale and investment securities with maturities of less than one year was $125,256,000 at December 31, 1998. In addition to these sources of liquidity and loan repayments, the Company has the ability to secure borrowings collateralized by the securities portfolio. Through the use of these and other sources, management believes the Company has adequate liquidity in both the short-term and the long-term to carry out the Company's growth and profitability strategies. The Company's ability to pay dividends depends primarily on the ability of the Bank to pay dividends to the Company. Note 12 of the consolidated financial statements provides information as to the limitations on dividend and other funds transfers from the Company's subsidiary. Such limitations are not expected to adversely impact the ability of the Company to meet its future dividend and other cash obligations.


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

     In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company's 1998 annual financial statements include the required disclosures for a business that is managed as one operating segment.

     In February 1998, the FASB issued SFAS No. 132, Employer's Disclosures about Pensions and other Postretirement Benefits. This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefits Pension Plans and for Termination Benefits, and No. 106,
Employers' Accounting for Postretirement Benefits Other Than Pensions, were issued. This Statement is effective for fiscal years beginning after December 15, 1997. This Statement requires changes in disclosures and did not effect the financial condition, operations, or equity of the Corporation.

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

         In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This Statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify any retained mortgage-backed securities based on the ability and intent to sell or hold those investments, except that a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. This statement is efective for the first fiscal quarter beginning after December 15, 1998 with earlier adoption permitted. This statement provides a one-time opportunity for an enterprise to reclassify, based on the ability and intent on the date of adoption of this statement, mortgage-backed securities and other beneficial interest retained after securitization of mortgage loans held for sale from the trading category, except for those with commitments in place. The Company has not yet determined the impact, if any, of this Statement on earnings, financial condition or equity.

Other Matters

Year 2000 Compliance

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

Company State of Readiness

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

     The Company has completed an assessment of its core financial and operational software systems and has taken the necessary steps to bring them into compliance. Our Year 2000 project plan is in place and is progressing on schedule with the testing of our core applications for critical dates. The Company has tested past the Year 2000 prior to December 31, 1998 and plans to be fully compliant by June 30, 1999.

Contingency Plan

         The Board of Directors and Management of the Company recognize that, despite efforts to renovate or replace mission-critical systems, the risk of disruption remains due to the failure of a resource which supports critical business activities. To provide for business continuity in the event of such disruptions, the Board has directed management to coordinate the development of contingency plans for each line of business designated as a core business process. Management will reevaluate identification of mission-critical resources and develop and document Y2K scenarios which could result in the loss of one or more resources. Because of the number of critical resources and different combinations of failure scenarios, it is impossible to prepare for every conceivable event. Management will assign a probability and prioritize and allocate contingency planning resources based on the level of probability. The bulk of evaluation of contingency needs will be completed by June, 1999, when the Company will shift to a monitoring mode, which will include an early warning system to identify suppliers who may be experiencing date related failures.

Cost of Year 2000

         Over the past several years, the Company's Technology Plan has called for an aggressive schedule for installing new systems or upgrading old systems in order to build a technology infrastructure which will allow the Company to offer competitive products while providing for internal efficiencies and customer service improvement. The Technology Plan has resulted in positioning the Company to continue its technology improvements while avoiding specific costly Year 2000 issues. Based on preliminary information, costs of addressing potential problems are estimated to be $550,000. The Bank had expenditures of $260,000 in 1998 for Y2K related matters, of which $10,000 was expensed in 1998 and $250,000 will be capitalized and amortized over the next five years. Additionally, during 1999 the bank anticipates further expenditures of $125,000, all of which will be capitalized over the next five years, with $20,000 expensed in 1999. This cost is primarily associated with purchasing new equipment and software which will be capitalized and amortized over a 5 year period.

Risks of Year 2000

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


Capital Adequacy

     A strong capital position is important to the continued profitability of the Company and promotes depositor and investor confidence. The Company's capital consists of stockholders' equity, which provides a basis for future growth and expansion and also provides a buffer against unexpected losses. Undivided profits increased 9.7% between 1997 and 1998 and 11.9% between 1996 and 1997. The Company has paid cash dividends without interruption since 1942 and it is management's intention to continue paying a reasonable return on stockholders' investment while retaining adequate earnings to allow for continued growth.

     The Company's ability to pay dividends to its' shareholders rests on the ability of the Bank to pay dividends to the Company. Dividends payable to the Company by the Bank are subject to certain regulatory limitations. The payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year plus the retained net profits for the preceding two calendar years. Accordingly, as of December 31, 1998, dividends in excess of those already declared from the Bank to the Company are limited to $5,801,000. The dividends declared to the Company by the Bank were $2,235,000 in 1998.

     The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8% at December 31, 1998, of which 4% must be Tier I capital. The Company's total risk-based capital ratio was 16.6% at December 31, 1998 and 17.1% at December 31, 1997. The Company's Tier I risk-based capital ratio was 15.4 % at December 31, 1998 and 15.8% at December 31, 1997.
                                       35

          In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain criteria, including the maintenance of the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. The Company's leverage ratio was 8.4% at December 31, 1998 and
8.6 % at December 31, 1997.

         At December 31, 1998, the Bank's total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as defined by the Federal Deposit Insurance Corporation Improvement Act were 16.2%, 14.9%, and 8.3%, respectively.

          Certain other ratios that are commonly used in analyzing bank holding company and bank financial statements are presented in the following table:

Table 17
Return on Equity and Assets

-------------------------------------------------------------------------------------------------------
                                                                             Years ended December 31
                                                                   ------------------------------------
                                                                           1998       1997         1996
-------------------------------------------------------------------------------------------------------

Return on assets (net income divided by average total assets)               1.02%       1.12%        1.13%

Return on equity (net income divided by average equity)                    11.87%      12.77%       12.76%

Dividend payout ratio (cash dividends declared divided
by net income)                                                             55.57%      51.27%       51.30%

Equity to asset ratio (average equity divided by average
total assets)                                                               8.6 %       8.8 %        8.9 %
-------------------------------------------------------------------------------------------------------

Quarterly Financial Data (unaudited)
In Thousands, Except Per Share Amount

                                                 First         Second         Third        Fourth
                                                 Quarter       Quarter        Quarter       Quarter
-----------------------------------------------------------------------------------------------------

1998
Net Interest Income                       $         3,551          3,541         3,475         3,416
Provision for Loan Losses                             150            150           150           (30)
Other Operating Income                                853            584           653           871
Other Operating Expense                             2,674          2,714         2,742         2,837
Net Income                                          1,140            921           907         1,054
-----------------------------------------------------------------------------------------------------

Earnings Per Share
     Basic (1)                            $          0.40           0.32          0.31          0.36
     Diluted                                         0.39           0.31          0.31          0.36
-----------------------------------------------------------------------------------------------------

1997
Net Interest Income                       $         3,375          3,304         3,468         3,515
Provision for Loan Losses                             135            140           140           120
Other Operating Income                                537            627           738           559
Other Operating Expense                             2,586          2,471         2,577         2,446
Net Income                                            851            965         1,070         1,122
-----------------------------------------------------------------------------------------------------

Earnings Per Share
     Basic (1)                            $          0.30           0.34          0.37          0.39
     Diluted                                         0.29           0.33          0.36          0.38
-----------------------------------------------------------------------------------------------------

(1) Per share data restated to reflect the Company's two for one stock split effected in the form of a stock dividend effective July 15, 1996.

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Balance Sheets
December 31, 1998 and 1997


Assets                                                                       1998            1997
--------------------------------------------------------------------------------------------------------

Cash and due from banks                                              $       13,977,000      14,918,000
Federal funds sold                                                            7,600,000        -
Securities available for sale (cost
     of $100,057,000 in 1998 and
      $95,591,000 in 1997)
          U.S. Treasury securities                                            -               1,999,000
          Federal agency mortgage based obligations                          34,127,000      31,982,000
          Other obligations of Federal agencies                              47,537,000      50,252,000
          Obligations of states and political subdivisions                   13,289,000       8,828,000
          Other securities                                                    6,126,000       3,635,000

--------------------------------------------------------------------------------------------------------
Total securities available for sale                                         101,079,000      96,696,000
--------------------------------------------------------------------------------------------------------


Securities held to maturity (approximate fair value
     of $46,729,000 in 1998 and
      $37,857,000 in 1997):
        Federal agency mortgage based obligations                            35,838,000      19,083,000
        Other obligations of Federal agencies                                 -               6,000,000
        Obligations of states and political subdivisions                     10,340,000      12,296,000
--------------------------------------------------------------------------------------------------------

Total securities held to maturity                                            46,178,000      37,379,000
--------------------------------------------------------------------------------------------------------

Loans, net of unearned discount and deferred loan fees                      225,735,000     212,342,000
Allowance for loan losses                                                    (2,909,000)     (2,759,000)
--------------------------------------------------------------------------------------------------------
Net loans                                                                   222,826,000     209,583,000
--------------------------------------------------------------------------------------------------------

Accrued interest receivable                                                   2,547,000       3,168,000
Premises and equipment, net                                                   7,067,000       5,334,000
Other real estate owned                                                       1,449,000       1,045,000
Other assets                                                                  1,843,000       1,373,000
Cost in excess of fair value of net assets acquired
     (net of accumulated amortization of $952,000 in 1998
     and $913,000 in 1997)                                                      591,000         630,000
--------------------------------------------------------------------------------------------------------

Total assets                                                         $      405,157,000     370,126,000
--------------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Balance Sheets, (Continued)
December 31, 1998 and 1997


------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity                                                1998               1997
------------------------------------------------------------------------------------------------------------------

Deposits:
     Demand - noninterest bearing                                         $        42,931,000          43,740,000
     NOW and Super NOW                                                             38,462,000          30,679,000
     Savings                                                                       56,714,000          52,783,000
     Money Market                                                                  22,481,000          22,487,000
     Time                                                                         146,772,000         143,954,000
------------------------------------------------------------------------------------------------------------------
Total deposits                                                                    307,360,000         293,643,000
------------------------------------------------------------------------------------------------------------------

Accrued interest payable                                                            2,095,000           2,103,000
Dividends payable                                                                     581,000             544,000
Federal funds purchased                                                             -                   2,350,000
Other borrowed money                                                               58,357,000          37,073,000
Other liabilities                                                                   1,298,000           1,015,000
------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                 369,691,000         336,728,000
------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Common  stock,  $1 par  value  per  share,  25,000,000  shares  authorized;
        2,904,309 shares in 1998; 2,862,874
        in 1997 issued and outstanding                                              2,904,000           2,863,000
     Additional paid-in capital                                                    11,767,000          11,472,000
     Retained earnings                                                             20,121,000          18,334,000
     Accumulated other comprehensive income                                           674,000             729,000
------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                         35,466,000          33,398,000
------------------------------------------------------------------------------------------------------------------


Total liabilities and stockholders' equity                                $       405,157,000         370,126,000
------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PIONEER AMERICAN HOLDING COMPANY CORP Condolidated Statements Of Operations Years ended December 31, 1998, 1997, and 1996

-----------------------------------------------------------------------------------------------------------------------
                                                                         1998              1997             1996
-----------------------------------------------------------------------------------------------------------------------

Interest income:
     Interest and fees on loans                                 $         19,093,000       18,101,000       18,345,000
     Interest on Federal funds sold                                          480,000          320,000          274,000
     Interest on investments:
                Taxable                                                    7,615,000        7,063,000        5,144,000
                Non-taxable                                                1,114,000        1,023,000          595,000
-----------------------------------------------------------------------------------------------------------------------

Total interest income                                                     28,302,000       26,507,000       24,358,000
-----------------------------------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                                                 10,840,000       11,337,000       10,799,000
     Interest on Federal funds purchased                                      23,000           10,000            1,000
     Interest on other borrowed money                                      3,456,000        1,498,000           74,000
-----------------------------------------------------------------------------------------------------------------------

Total interest expense                                                    14,319,000       12,845,000       10,874,000
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                                       13,983,000       13,662,000       13,484,000

Provision for loan loss                                                      420,000          535,000          500,000
-----------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                       13,563,000       13,127,000       12,984,000
-----------------------------------------------------------------------------------------------------------------------
Other operating income:
     Service charges on deposit accounts                                   1,334,000        1,330,000        1,168,000
     Gains on sales of securities available for sale                         509,000          154,000            -
     Gains on calls of securities held to maturity                             2,000            3,000            -
     ATM fees                                                                523,000          402,000          131,000
     Other income                                                            593,000          572,000          713,000
-----------------------------------------------------------------------------------------------------------------------

Total other operating income                                               2,961,000        2,461,000        2,012,000
-----------------------------------------------------------------------------------------------------------------------
Other operating expenses:
     Salaries and employee benefits                                        5,071,000        5,040,000        5,061,000
     Net occupancy expense of bank premises                                1,027,000        1,026,000          857,000
     Furniture and equipment expenses                                        773,000          685,000          622,000
     Data Processing expense                                                 255,000          242,000          241,000
     ORE Expense                                                             360,000          121,000          193,000
     Other expenses                                                        3,481,000        2,966,000        2,775,000
-----------------------------------------------------------------------------------------------------------------------

Total other operating expenses                                            10,967,000       10,080,000        9,749,000
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                 5,557,000        5,508,000        5,247,000
Income tax expense                                                         1,535,000        1,500,000        1,543,000
-----------------------------------------------------------------------------------------------------------------------

Net income                                                      $          4,022,000        4,008,000        3,704,000
-----------------------------------------------------------------------------------------------------------------------
Other comprehensive income net of tax
     Unrealized gain/loss on securities
        Unrealized holding gain/(loss) arising during the period             282,000        1,013,000          (87,000)
        Less reclassification adjustment for gains
            included in net income                                          (337,000)        (104,000)             -
        Comprehensive income                                               3,967,000        4,917,000        3,617,000
-----------------------------------------------------------------------------------------------------------------------

Earnings Per Share Data: (Based on net income)
        Basic                                                   $               1.39             1.41             1.32
        Diluted                                                                 1.36             1.36             1.26
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Statements of Changes in Stockholders' Equity Years ended December 31, 1998, 1997 and 1996



                                                                                    Accumlated
                                                                                      Other
                                                          Additional                 Compre-                    Total
                                               Common      Paid-in      Retained     hensive     Treasury   Stockholders'
                                                Stock      Capital      Earnings      Income       Stock       Equity
--------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995               $   2,786,000   11,181,000   14,618,000      (93,000)     -         28,492,000

Net Income                                        -           -          3,704,000        -          -          3,704,000

Cash dividends declared - $0.66 per share         -           -         (1,900,000)       -          -         (1,900,000)

Changes in net unrealized loss on
     securities available for sale, net of tax    -           -            -            (87,000)     -            (87,000)

Exercise of stock options                         43,000       52,000      (41,000)       -          -             54,000
--------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996               $   2,829,000   11,233,000   16,381,000     (180,000)     -         30,263,000

Net Income                                        -           -          4,008,000        -          -          4,008,000

Cash dividends declared - $0.72 per share         -           -         (2,055,000)       -          -         (2,055,000)

Changes in net unrealized gain on
     securities available for sale, net of tax    -           -            -            909,000      -            909,000

Exercise of stock options                         34,000      239,000      -              -          -            273,000
--------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997               $   2,863,000   11,472,000   18,334,000      729,000      -         33,398,000

Net Income                                        -           -          4,022,000        -          -          4,022,000

Cash dividends declared - $0.77 per share         -           -         (2,235,000)       -          -         (2,235,000)

Changes in net unrealized gain on
     securities available for sale, net of tax    -           -            -            (55,000)     -            (55,000)

Purchase of Treasury stock                        (2,000)     -            -              -         (33,000)      (35,000)

Exercise of stock options                         43,000      295,000      -              -          33,000       371,000
--------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998               $   2,904,000   11,767,000   20,121,000      674,000      -         35,466,000
--------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Statements of Cash Flows
Years ended December 31, 1998, 1997 and 1996

---------------------------------------------------------------------------------------------------------------------

                                                                           1998             1997            1996
---------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net income                                                  $        4,022,000        4,008,000       3,704,000

     Adjustments  to  reconcile  net income to
        net cash  provided  by  operating
        activities:
            Net gain on sales of securities available
                for sale                                                   (509,000)        (154,000)       -
            Net gain on calls on investments securities                      (2,000)          (3,000)       -
            Accretion of discount on securities
                and money market investments                                (48,000)         (63,000)        (94,000)
            Amortization of premium on investment
                securities                                                  394,000           91,000          97,000
            Provision for loan losses                                       420,000          535,000         500,000
            Decrease in deferred loan fees                                 (260,000)          (6,000)       (116,000)
            (Increase) decrease in deferred tax benefit                      54,000           (2,000)        (30,000)
            Decrease (increase) in accrued interest receivable              621,000         (576,000)         41,000
            Depreciation and amortization of premises
                and equipment                                               859,000          844,000         770,000
            Gain on sales of premises and equipment                         (23,000)          (5,000)         (6,000)
            Loss on sale of other real estate                               220,000           13,000         177,000
            Proceeds from the sale of mortgage
                 and PHEAA loans held for sale                            5,419,000        3,414,000      14,439,000
            Net increase in mortgage & PHEAA
                loans held for sale                                      (5,712,000)      (3,160,000)     (2,584,000)
            Gain on sale of mortgages and PHEAA loans                       (62,000)         (58,000)       (249,000)
            (Decrease) increase in other assets                            (497,000)          57,000        (322,000)
            Amortization of goodwill                                         39,000           38,000          39,000
            Increase (decrease) in accrued interest payable                  (8,000)         (98,000)         99,000
            (Decrease) increase in other liabilities                        283,000          (32,000)        (61,000)
---------------------------------------------------------------------------------------------------------------------
     Total adjustments to reconcile net income to net cash
        provided by operating activities                                  1,188,000          835,000      12,700,000
---------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                 5,210,000        4,843,000      16,404,000
---------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Proceeds from maturities and calls of securities
        held to maturity                                                 16,866,000        6,638,000       6,745,000
     Proceeds from maturities and calls of securities
        available for sale                                               31,788,000       38,459,000      35,908,000
     Proceeds from sales of securities available for sale                20,217,000       17,799,000       6,327,000
     Purchases of securities held to maturity                           (25,804,000)     (44,593,000)     (4,445,000)
     Purchase of securities available for sale                          (56,167,000)     (53,992,000)    (47,188,000)
     Net increase in loans made to customers, excluding
        provision for loan losses and change in
        deferred loan fees                                              (14,130,000)      (9,764,000)    (18,923,000)
     Acquisition of premises and equipment                               (2,635,000)      (1,132,000)     (1,071,000)
     Proceeds from sales of premises and equipment                           66,000           35,000          14,000
     Proceeds from sale of other real estate                                459,000          471,000         169,000
---------------------------------------------------------------------------------------------------------------------


Net cash used in investing activities                                   (29,340,000)     (46,079,000)    (22,464,000)
---------------------------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Statements of Cash Flows, (Continued)
Years ended December 31, 1998, 1997 and 1996


-----------------------------------------------------------------------------------------------------------------------

                                                                       1998              1997              1996
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net (decrease)increase in demand, NOW and Super
        NOW, savings, money market and time deposits.         $         13,717,000       (2,303,000)         7,694,000
     Dividends paid                                                     (2,198,000)      (1,992,000)        (1,837,000)
     Other borrowed money                                               21,284,000       36,798,000         -
     Increase (decrease) Federal funds purchased                        (2,350,000)       2,350,000         -
     Exercise of stock options                                             336,000          273,000             54,000
-----------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                               30,789,000       35,126,000          5,911,000
-----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                     6,659,000       (6,110,000)          (149,000)

Cash and cash equivalents at beginning of year                          14,918,000       21,028,000         21,177,000
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                   $            21,577,000       14,918,000         21,028,000
-----------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure:
     Cash payments for interest                                         14,327,000       12,943,000         10,775,000
     Cash payments for income taxes                                      1,753,000        1,491,000          1,543,000
     Transfer of assets from loans
        to other real estate                                             1,083,000          753,000            190,000
     Change in net unrealized loss(gain) on securities
        available for sale                                                  83,000       (1,378,000)           132,000
     Tax effect on change in unrealized loss(gain)
        on securities available for sale                                    28,000         (469,000)            45,000
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

 (1)     Summary of Significant Accounting Policies

         Principles of Consolidation and Presentation

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include the accounts of the Pioneer American Holding Company Corp. (the "Company") and its wholly-owned subsidiary, Pioneer American Bank, National Association (the "Bank"). The Bank provides a wide range of banking services to individual and corporate customers through its branch banks in Lackawanna, Luzerne, Monroe, Wayne, and Wyoming Counties in Pennsylvania. The Bank operates within two major markets in Northeastern Pennsylvania consisting of: the Scranton -Wilkes-Barre -Hazleton metropolitan statistical area (MSA) and the Poconos. These two markets are quite diverse. The MSA consists of a stable industrial complex and a growing service industry. The MSA also has a relatively stable population base. The Poconos is a more transient market with a growing industrial and service complex, but is still primarily driven by the vacation resort and tourist trade. The entire business of the Company is managed as one operating segment.

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

         All material intercompany balances and transactions between the Company and its subsidiary have been eliminated. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

         In connection with the determination of the allowances for loan losses and real estate owned, management obtains independent appraisals for significant properties to the extent considered practical.

(1)      Continued

         Cash and Cash Equivalents

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds are sold for one-day periods. The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 1998, was $4,078,000, which amount was satisfied through the restriction of vault cash.

         The Bank is also required to maintain certain balances at correspondent banks based upon activity with the correspondent. At December 31, 1998, the amount of such required balances was $22,000.


         Mortgage Loans Held for Sale

         The Company periodically identifies certain loans as held for sale at the time of origination. These loans consist primarily of fixed rate residential mortgages and are recorded at the lower of cost or estimated market value.


         Securities

         Securities are classified in three categories consisting of held-to-maturity, trading and available for sale. Trading securities are those which are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. Held to maturity securities are reported at amortized cost, while trading securities and available for sale securities are reported at fair value. For trading securities the unrealized gains and losses are included in current earnings. Available for sale securities are accounted for by reporting unrealized gains and losses as a separate component of shareholders' equity, net of tax.


         Interest Revenue and Expense

         Interest revenue and expense are accrued on various methods which approximate a level yield or cost when related to principal amounts outstanding. Unearned discount on loans is amortized to income by a method which also approximates a level yield on the principal amounts outstanding.

(1)      Continued

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

         Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's market price or the fair value of the collateral if the loan is collateral dependent. For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate

(1)      Continued

         loans and consumer loans, as well as commercial, financial , and agricultural loans with balances less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes nonaccrual, or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Bank will be unable to collect all proceeds due according to the contractual terms of the loan agreement. The Company's policy for the recognition of interest income on impaired loans is the same as for nonaccrual loans discussed previously. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.


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

         Other Real Estate Owned

         Other real estate owned consists of real estate acquired through or in lieu of foreclosure and is stated at the lower of cost or estimated fair value, less estimated disposal costs. Allowances for declines in value subsequent to acquisition were not necessary at both December 31, 1998 and 1997. While management uses the best information available to make its evaluations, future adjustments to the valuation of other real estate may be necessary if economic conditions differ significantly from the assumptions used in making the evaluations.


         Cost in Excess of Fair Value of Net Assets Acquired

         Cost in excess of fair value of net assets acquired arose from an acquisition in 1976 and is being amortized on a straight-line basis over a period of 40 years.


         Income Taxes

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences

(1)      Continued

         between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The Company and the Bank file a consolidated tax return.

(2)      Securities Available for Sale

         Securities available for sale at December 31, 1998 and 1997 are summarized as follows:

---------------------------------------------------------------------------------------------------------------
                                                             1998
                                                        -------------------------------------------------------
                                                             Cost              Unrealized         Carrying Value
---------------------------------------------------------------------------------------------------------------
                                                                           Gain         Loss         (Fair)
---------------------------------------------------------------------------------------------------------------
Federal agency mortgage-backed obligations:
     Federal National Mortgage Association            $      9,365,000       42,000       (10,000)   9,397,000
     Federal Home Loan Mortgage Corporation                  5,464,000         -          (35,000)   5,429,000
     Government National Mortgage Association               19,078,000      239,000       (16,000)  19,301,000
Other obligations of Federal agencies                       47,207,000      391,000       (61,000)  47,537,000
State and municipals                                        12,817,000      502,000       (30,000)  13,289,000
Other securities                                             6,126,000         -             -       6,126,000
---------------------------------------------------------------------------------------------------------------
Total securities available for sale                   $    100,057,000    1,174,000      (152,000) 101,079,000
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
                                                             1997
                                                        -------------------------------------------------------
                                                             Cost              Unrealized         Carrying Value
---------------------------------------------------------------------------------------------------------------
                                                                           Gain         Loss         (Fair)
---------------------------------------------------------------------------------------------------------------

US Treasury securities                                $      1,998,000        1,000          -       1,999,000
Federal agency mortgage-backed  obligations:
     Federal National Mortgage Association                   2,707,000       37,000          -       2,744,000
     Federal Home Loan Mortgage Corporation                  4,831,000         -          (22,000)   4,809,000
     Government National Mortgage Association               24,112,000      317,000          -      24,429,000
Other obligations of Federal agencies                       49,835,000      468,000       (51,000)  50,252,000
State and municipals                                         8,473,000      355,000          -       8,828,000
Other securities                                             3,635,000         -             -       3,635,000
---------------------------------------------------------------------------------------------------------------
Total securities available for sale                   $     95,591,000    1,178,000       (73,000)  96,696,000
---------------------------------------------------------------------------------------------------------------

(2)      Continued

         The amortized cost and fair value of securities available for sale at December 31, 1998 are due as follows:


------------------------------------------------------------------------------------------------
                                                             December 31, 1998
                                             ---------------------------------------------------

                                                Amortized                            Fair
                                                   Cost                             Value
------------------------------------------------------------------------------------------------

Securities Available for Sale
------------------------------------------------------------------------------------------------

Due in one year or less                    $       17,117,000                        17,144,000
Due after one year through five years              25,934,000                        26,213,000
Due after five years through ten years             16,471,000                        16,969,000
Due after ten years                                40,535,000                        40,753,000
------------------------------------------------------------------------------------------------


Total securities available for sale        $      100,057,000                       101,079,000
------------------------------------------------------------------------------------------------


         Proceeds from sales of securities available for sale during 1998 were $20,217,000. Gross gains of $509,000 and gross losses of $-0- were realized on these sales. Proceeds from sales of securities available for sale during 1997 were $17,799,000. Gross gains of $170,000 and gross losses of $16,000 were realized on these sales. Proceeds from sales of securities available for sale during 1996 were $6,327,000. There were no gains or losses realized on these sales.


(3)      Securities Held to Maturity

         Securities held to maturity at December 31, 1998 and 1997 are summarized as follows:

-------------------------------------------------------------------------------------------------------------
                                                           1998
                                                      -------------------------------------------------------
                                                      Carrying Value         Unrealized          Fair Value
                                                          (Cost)         Gain          Loss
-------------------------------------------------------------------------------------------------------------

Federal agencies mortgage backed                   $      35,838,000       184,000      (43,000)  35,979,000
Obligations of state and politcal subdivisions            10,340,000       413,000       (3,000)  10,750,000
-------------------------------------------------------------------------------------------------------------

Securities held for investment                      $     46,178,000       597,000      (46,000)  46,729,000
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                           1997
                                                      -------------------------------------------------------
                                                      Carrying Value         Unrealized          Fair Value
                                                          (Cost)         Gain          Loss
-------------------------------------------------------------------------------------------------------------

Federal agencies mortgage backed                          19,083,000       211,000      -         19,294,000
Obligations of Federal agencies                            6,000,000         1,000      (24,000)   5,977,000
Obligations of states and political subdivisions          12,296,000       304,000      (14,000)  12,586,000
-------------------------------------------------------------------------------------------------------------

Securities held for investment                      $     37,379,000       516,000      (38,000)  37,857,000
-------------------------------------------------------------------------------------------------------------

(3)      Continued



         The amortized cost and market value of investment securities at December 31, 1998 are due as follows:

-------------------------------------------------------------------------------------------------------------
                                                                          December 31, 1998
                                                         ----------------------------------------------------

                                                             Amortized                            Fair
                                                               Cost                              Value
-------------------------------------------------------------------------------------------------------------

Investment Securities
-------------------------------------------------------------------------------------------------------------

Due in one year or less                                $         2,600,000                         2,628,000
Due after one year through five years                            4,185,000                         4,363,000
Due after five years through ten years                           3,085,000                         3,273,000
Due after ten years                                             36,308,000                        36,465,000
-------------------------------------------------------------------------------------------------------------

Total investment securities                            $        46,178,000                        46,729,000

-------------------------------------------------------------------------------------------------------------

         At December 31, 1998 and 1997, securities with an aggregate book value of $40,407,000 and $29,654,000 respectively, were pledged to secure public deposits.

         There were no sales of securities held to maturity during the periods presented herein.


(4)      Loans

         Loans at December 31, 1998 and 1997 are summarized below:

-------------------------------------------------------------------------------------------------------
                                                                  1998                    1997
-------------------------------------------------------------------------------------------------------

Commercial business                                      $          17,264,000              15,534,000
Commercial real estate                                              71,389,000              69,505,000
Real estate construction                                             1,120,000               1,002,000
Real estate residential (mortgage and installment)                 133,521,000             120,604,000
Consumer                                                            17,681,000              17,865,000
-------------------------------------------------------------------------------------------------------

Total loans, gross                                                 240,975,000             224,510,000

Unearned discount                                                  (14,531,000)            (11,199,000)
Deferred loan fees                                                    (709,000)               (969,000)
-------------------------------------------------------------------------------------------------------

Total loans, net of unearned discount
        and deferred loan fees                           $         225,735,000             212,342,000
-------------------------------------------------------------------------------------------------------

(4)      Loans

         Substantially all of the Bank's loans are secured by both residential and commercial real estate in the area of Northeastern Pennsylvania. Loans secured by commercial or residential real estate outside of Northeastern Pennsylvania constitute less than 2% of the Bank's loans outstanding at December 31, 1998 and 1997. Accordingly, the Bank's primary concentration of credit risk is related to the real estate market in the Northeastern Pennsylvania area and the ultimate collectibility of this portion of the Bank's loan portfolio is susceptible to changes in economic conditions in that area. Management of the Bank does not believe there are any other significant concentrations of credit risk in the loan portfolio.

         Interest was not being recorded on total loans aggregating approximately $1,684,000 as of December 31, 1998 and $2,596,000 as of December 31, 1997. If all non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period, interest income would have increased by $98,000, $149,000, and $160,000 for the years ended December 31, 1998, 1997, and 1996 respectively. The amount of interest income on non-accruing loans which were recorded in income was $13,000 in 1998, and $12,000 in 1997 and -0- for 1996, respectively. The total amount of restructured loans were $1,247,000, $890,000, and $643,000 as of December 31, 1998, 1997,
         and 1996, respectively. The amount of interest on restructured loans which was recorded in income was $98,000, $59,000, and $54,000 during 1998, 1997, and 1996, respectively. If the restructured loans had been current in accordance with their original terms and had been outstanding throughout the period, interest income would have increased by $24,000, $33,000, and $48,000 for the years ended December 31, 1998,
         1997, and 1996.

         As of December 31, 1998, the Company had impaired loans with a total recorded investment of $1,530,000 and $1,922,000 on December 31, 1997. The average recorded investment for the twelve month period ended December 31, 1998, 1997, and 1996 was $1,837,000, $1,914,000, and
         $1,145,000, respectively. Interest income recognized during each of these periods was nominal. As of December 31, 1998, the amount of recorded investment in impaired loans for which there is a related allowance for credit losses and amount of the allowance is $425,000 and $106,000, respectively and $815,000 and $185,000 for the prior year. The amount of the recorded investment in impaired loans for which there was no related allowance for credit losses at December 31, 1998 is $1,105,000 and $1,107,000 for December 31, 1997. The aggregate amount of impaired loans are measured under the fair value measurement method.

         The aggregate amount of loans by the Company to its directors and executive officers, including loans to related persons and entities, was $2,580,000 and $2,715,000 at December 31, 1998 and 1997,
         respectively. These loans were made in the ordinary course of business at substantially the same terms and conditions as those with other borrowers.

(4)      Continued

         An analysis of the activity of these loans follows:

-------------------------------------------------------------------------------
                                                                 1998
-------------------------------------------------------------------------------

Balance January 1                                             $     2,715,000
         New loans                                                    925,000
         Repayments                                                 1,060,000
-------------------------------------------------------------------------------

Balance December 31                                           $     2,580,000
-------------------------------------------------------------------------------

         In 1998, 1997 and 1996 the Company sold newly originated mortgage loans (primarily fixed rate) to the Federal Home Loan Mortgage Corporation. In 1996, the Company also sold both fixed rate and adjustable mortgage loans to a financial intermediary. The proceeds from the sale of these loans were $3,452,000, $992,000, and $12,380,000 respectively. The
         Company recognized a gain of $36,000 in 1998 and a gain of $20,000 and $220,000 in 1997 and 1996, respectively, from these transactions. The proceeds from the sale of PHEAA loans by the Company were $1,967,000, $2,422,000 and $2,059,000 in 1998, 1997, and 1996, resulting in gains of $26,000, $38,000, and $29,000, respectively. Loans serviced for the benefit of others approximated $18,231,000 and $19,299,000 as of December 31, 1998 and 1997, respectively.



(5)      Allowance for Loan Losses

         Activity in the allowance for loan losses for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:

---------------------------------------------------------------------------------------------------------
                                                                  1998           1997          1996
---------------------------------------------------------------------------------------------------------

Balance at beginning of period                              $     2,759,000      2,750,000     2,742,000

Additions and (deductions):
         Loans charged-off                                         (308,000)      (599,000)     (518,000)
         Recoveries                                                  38,000         73,000        26,000
---------------------------------------------------------------------------------------------------------

Net loans charged-off                                              (270,000)      (526,000)     (492,000)
---------------------------------------------------------------------------------------------------------

Provision for loan losses                                           420,000        535,000       500,000
---------------------------------------------------------------------------------------------------------

Balance at end of period                                    $     2,909,000      2,759,000     2,750,000
---------------------------------------------------------------------------------------------------------

(6)      Premises and Equipment

         Premises and equipment are comprised of the following at December 31, 1998 and 1997:

----------------------------------------------------------------------------------------------------------
                                                                            1998                1997
----------------------------------------------------------------------------------------------------------

Premises owned                                                   $          5,801,000           4,675,000
Furniture and equipment                                                     8,700,000           7,331,000
Leasehold improvements                                                      1,334,000           1,336,000
----------------------------------------------------------------------------------------------------------
                                                                           15,835,000          13,342,000

Accumulated depreciation and amortization                                  (8,768,000)         (8,008,000)
----------------------------------------------------------------------------------------------------------

                                                                 $          7,067,000           5,334,000
----------------------------------------------------------------------------------------------------------


         Occupancy expenses are reduced by rental income from premises owned of $30,000 in 1998, $31,000 in 1997 and $73,000 in 1996.

(7)      Deposits

         Included in time deposits are certificates of deposit and money market certificates. Although such certificates are often renewed, the following is a summary by maturity date of these certificates at December 31, 1998 and 1997:

--------------------------------------------------------------------------------
Maturity                                               1998             1997
--------------------------------------------------------------------------------

Less than one year                             $   113,864,000       112,619,000
Greater than one year                               32,908,000        31,335,000
--------------------------------------------------------------------------------

                                               $   146,772,000       143,954,000
--------------------------------------------------------------------------------


         The aggregate amount of certificates of deposit, each $100,000 or more, was $41,633,000 and $39,734,000 at December 31, 1998 and 1997,
         respectively. Interest expense associated with certificates of deposit, each $100,000 or more, was approximately $2,510,000, $2,782,000, and
         $1,951,000, respectively, for the years ended December 31, 1998, 1997 and 1996.

(8)      Other Borrowed Money

         The Bank maintains a collateralized maximum borrowing capacity of $129,602,000 with the Federal Home Loan Bank of Pittsburgh (FHLB). Inclusive in this figure is an available line of credit of $13,000,000. The line is collateralized by eligible securities. At December 31, 1998 and 1997 there were no borrowing outstanding against the Bank's line of credit. Two FHLB advances of $10,000,000 each were issued on January 21, 1997 and will mature on January 22, 2002 with a fixed rate of 6.44% and 6.45%, respectively. The Bank's third FHLB advance of $20,000,000 was made on September 11, 1997. This was a five year/two year convertible program with a fixed rate of 5.98% for two years, adjustable quarterly thereafter

(8)      Continued

         at the option of the FHLB. On January 22, 1998 the Bank also borrowed $25,000,000 at a ten year/five year putable program with a fixed rate of 5.38%.

         The balance of other borrowed money and Federal funds purchased as of December 31, 1998 and 1997 are summarized as follows:

                                                                      Maximum
                                                                      Amount                         Weighted
                                                                    Outstanding        Average       Average
                                                   Weighted          at Month          Amount        Interest
                                    Balance        Average              End          Outstanding       Rate
                                     End of        Interest         During the       During the     During the
                                     Period          Rate             Period           Period         Period
                                  -------------  -------------     --------------   -------------- -------------

             1998
FHLB Advances                   $   58,082,000              6.15% $   61,497,000   $   58,689,000             5.86%
Note Payable                           275,000              6.50         275,000          275,000             6.50
Federal funds purchased                -                    -          3,000,000          447,000             4.92


             1997
FHLB Advances                   $   36,798,000              6.36% $   37,984,000  $    23,323,000             6.35%
Note Payable                           275,000              6.50         275,000          275,000             6.50
Federal funds purchased              2,350,000              8.00       2,350,000          160,000             6.25


             1996
FHLB Advances                   $      -                    -   % $       -        $       -                  -   %
Note Payable                           275,000              6.50         275,000          275,000             6.50
Federal funds purchased                -                    -             -                -                  -



         Advances from the Federal Home Loan Bank (FHLB) of Pittsburgh with fixed rates ranging from 5.38% to 6.45% at December 31, 1998 are due as follows :

                                                          Weighted
                                                          Average
                                    Amount                  Rate
                                 --------------        ---------------
1999                                 3,962,000              6.45%
2000                                 4,226,000              6.45
2001                                 4,506,000              6.45
2002                                20,388,000              5.99
2008                                25,000,000              5.38
                                 --------------
                              $     58,082,000
                                 ==============

(9)      Commitments, Contingent Liabilities, Off Balance Sheet Risk

         In the ordinary course of business, the Company, Bank and its subsidiaries are subject to legal actions which involve claims for monetary relief. Based upon information presently available to management and its counsel, it is management's opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on the Company's financial condition and results of operations.

         The Company leases four branch offices under year-to-year operating leases. The Company is currently obligated for six non-cancelable, long-term commitments under operating leases for six branch offices. Total rental expense, which consists primarily of the rent for the branch offices and computer equipment was $310,000, $304,000 and $233,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

         The following is a schedule by years for future minimum rental payments required for operating leases as of December 31, 1998:


Years ending December 31:

             1999                             282,000
             2000                             228,000
             2001                             138,000
             2002                              77,000
             2003                              75,000
             2004 thereafter                  139,000
                                      ----------------

Total minimum
payments required                   $         939,000


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

         The Company had outstanding standby letters of credit in the amount of approximately $2,131,000 and $1,929,000 and unfunded loan and line of credit commitments in the amount of approximately $14,846,000 and $14,374,000 at December 31, 1998 and 1997, respectively. These instruments involve, to

(9)      Continued
         varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The exposure to credit loss in the event of non-performance by the counter party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds various collateral to support these commitments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.


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

         Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding during the period. The dilutive effect of stock options is excluded from basic earnings per share, but included in the computation of diluted earnings per share.

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                              1998             1997             1996

Numerator:
      Net income                                        $        4,022            4,008           3,704
                                                           ============     ============     ===========

Denominator:
      Denominator for basic earnings per share -
      weighted average shares                                    2,894            2,850           2,812

Effect of dilutive securities:
      Employee stock options                                        59               89             120
                                                           ------------     ------------     -----------

Denominator for diluted earnings per share -
      adjusted weighted average shares and
      assumed conversion                                         2,953            2,939           2,932
                                                           ============     ============     ===========

Basic earnings per share                                $            1.39             1.41            1.32
                                                           ============     ============     ===========

Diluted earnings per share                              $            1.36             1.36            1.26
                                                           ============     ============     ===========

  (10)   Continued

         The weighted average number of basic shares outstanding in 1998, 1997 and 1996 were, 2,893,570, 2,849,723, and 2,812,269 shares, respectively. The weighted average number of diluted shares outstanding in 1998, 1997, and 1996 were 2,953,325, 2,939,090 and 2,932,161 shares, respectively. The Company currently has one million shares of authorized, but unissued preferred stock.


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

         Changes in total options outstanding during 1998, 1997, and 1996, were as follows:

-------------------------------------------------------------------------------------------
                                                                                Weighted
                                      Number of      Exercise Price             Average
                                         Options      Per Option (1)          Exercise Price
-------------------------------------------------------------------------------------------

Balance at December 31, 1995                 248,278   $8.00  -  $13.00           9.70
   ISOs Exercised                            (65,553)             $8.00           8.00
-------------------------------------------------------------------------------------------
Balance at December 31, 1996                 182,725   $8.00  -  $13.00          10.31
   ISOs Exercised                            (37,597)  $8.00  -  $13.00           9.68
-------------------------------------------------------------------------------------------
Balance at December 31, 1997                 145,128   $8.00  -  $13.00          10.48
   ISOs Exercised                            (42,935)  $8.00  -  $ 9.00           8.64
-------------------------------------------------------------------------------------------

Balance at December 31, 1998                 102,193   $8.00  -  $13.00          11.26
-------------------------------------------------------------------------------------------


         The amounts have been restated to reflect the Company's two for one split effected in the form of a stock dividend, effective July 15, 1996.

         The  following  table  summarizes   information   about  stock  options
         outstanding at December 31, 1998:


--------------------------------------------------------------------------------
                                           Exercisable
                         -------------------------------------------------------
Exercise                                                        Average
Price Range                     Shares   Average Life (1) Exercise Price
-------------------------------------------------------------------------------

$     8.00                       9,525       2.50         $     8.00
      9.00                      32,668       4.33               9.00
$    13.00                      60,000       5.17         $    13.00
--------------------------------------------------------------------------------
Total                          102,193       4.00              11.26
--------------------------------------------------------------------------------

(1) Average contractual life remaining in years.

(11)     Continued

         The Company, as permitted, has elected not to adopt the fair value accounting provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and has instead continued to apply the existing intrinsic value method in accounting for stock based compensation and provide the required proforma disclosure of SFAS No. 123. The Company did not grant any options in 1998, 1997 or 1996. Therefore had compensation cost for the Company's stock options been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been unaffected.


(12)     Regulatory Matters

         Dividends payable to the Company by the Bank are subject to certain regulatory limitations. The payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year plus the retained net profits for the preceding two calendar years. Accordingly, as of December 31, 1998, dividends in excess of those already declared from the Bank to the Company are limited to $5,801,000. The dividends declared to the Company by the Bank were $2,235,000 in 1998.

         Under Federal banking law, the Bank is restricted regarding extensions of credit to the Company. The limit on extensions of credit was $1,908,000 as of December 31, 1998.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To

(12)     Continued

         be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

         The Bank's actual capital amounts and ratios are also presented in the table.


                                                                                      To Be Well Capitalized
                                       Actual              For Capital Adequacy      Under Prompt Corrective
                                                                 Purposes                     Action
                                                                                            Provisions

                              ------------------------------------------------------------------------------
                                 Amount        Ratio        Amount         Ratio        Amount         Ratio

As of December 31, 1998

Total Capital
   (to Risk Weighted Assets)    $36,359,000     16.22%  > $ 17,935,840     > 8.00%  > $ 22,419,800    > 10.00%
                                                        -                  -        -                 -

Tier I Capital
   (to Risk Weighted Assets)    $33,555,000     14.97%   > $ 8,967,920     > 4.00%  > $ 13,451,880     > 6.00%
                                                         -                 -        -                  -

Tier I Capital
     (to Average Assets)        $33,555,000      8.25%  > $ 16,260,840     > 4.00%  > $20,326,050      > 5.00%
                                                        -                  -        -                  -


As of December 31, 1997

Total Capital
   (to Risk Weighted Assets)    $34,150,000     16.70%  > $ 16,360,800     > 8.00%  > $20,451,000      > 10.00%
                                                        -                  -        -                   -


Tier I Capital
   (to Risk Weighted Assets)    $31,591,000     15.45%    > $ 8,180,400    > 4.00%  > $ 12,270,600     > 6.00%
                                                          -                -        -                  -

Tier I Capital
     (to Average Assets)        $31,591,000      8.45%  > $ 14,946,880     > 4.00%  > $  18,683,600    > 5.00%
                                                        -                  -        -                  -


  (13)   Income Taxes

         The components of federal income tax expense (benefit) are as follows:

--------------------------------------------------------------------------------
                                               1998         1997         1996
--------------------------------------------------------------------------------

Current                               $    1,481,000    1,502,000     1,573,000
Deferred                                      54,000       (2,000)      (30,000)
--------------------------------------------------------------------------------

                                       $    1,535,000    1,500,000     1,543,000
--------------------------------------------------------------------------------

(13)     Continued

         A reconciliation of the income tax expense in the accompanying statements of income with the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

--------------------------------------------------------------------------------
                                                   1998        1997       1996
--------------------------------------------------------------------------------

Tax expense at 34% rate                    $   1,889,000  1,873,000   1,784,000
Interest from tax exempt loans
     and investments                            (368,000)  (361,000)   (251,000)
Other, net                                        14,000    (12,000)     10,000
--------------------------------------------------------------------------------

Income tax expense                          $   1,535,000  1,500,000   1,543,000
--------------------------------------------------------------------------------


         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:


-----------------------------------------------------------------------------------------------------
                                                                       1998              1997
-----------------------------------------------------------------------------------------------------

Deferred tax assets:
     Executive retirement plan                                $            251,000           243,000
     Allowance for loan losses                                             713,000           662,000
     Deferred loan fees                                                    185,000           266,000
     Deferred directors fees                                               116,000           116,000
     Non-accrual interest                                                   45,000            64,000
     Others, net                                                            39,000            39,000
-----------------------------------------------------------------------------------------------------
Total gross deferred tax assets                                          1,349,000         1,390,000

Deferred tax liabilities:
     Accumulated amortization of discount
     on investment securities                                             (118,000)         (194,000)
     Depreciation                                                         (325,000)         (236,000)
     Unrealized gain on securities available for sale                     (347,000)         (376,000)
-----------------------------------------------------------------------------------------------------
Total gross deferred tax liabilities                                      (790,000)         (806,000)
-----------------------------------------------------------------------------------------------------

Net deferred tax asset                                        $            559,000           584,000
-----------------------------------------------------------------------------------------------------


         Based upon the Company's current taxable history and the anticipated level of future taxable income, management of the Company believes the existing deductible temporary differences will, more likely than not, reverse in future periods in which the Company generates net taxable income. Accordingly, the Company does not believe a valuation allowance is necessary at December 31, 1998 and 1997. There can be no assurance, however, that the Company will generate any earnings or any specific level of continued earnings in the future.

(13)    Continued

         At December 31, 1998 and 1997, net deferred tax benefits of $559,000 and $584,000 respectively, are included in other assets, and income taxes currently recoverable of $257,000 and -0-, respectively are included in other assets. At December 31, 1997, $15,000 of income taxes currently payable was included in other liabilities.


(14)     Benefit Plans

         The Bank has an employee stock ownership plan which includes substantially all employees who have at least one year of service. A qualified determination letter has been received from the Internal Revenue Service. Contributions at the discretion of the Company's Board of Directors of $2,000, $54,000 and $-0- were accrued in 1998, 1997 and 1996, respectively.

         The ESOP held 143,579 and 148,770 shares of the Bank's common stock at December 31, 1998 and 1997, respectively.

         The Bank has a savings and investment plan. Employees who have completed one year of service with 1,000 hours of employment during that year are eligible to participate. Employees may contribute up to 12% of their total pay in each payroll period up to approximately $9,000 during any calendar year. The Bank matches the employees' contribution to the Plan at a rate of 100% for the first 3% contributed by the employee and at a rate of 50% for the second 3% contributed by the employee. A qualified determination letter has been received from the Internal Revenue Service. Expense for this Plan was $121,000 in 1998, $115,000 in 1997, and $105,000 in 1996.

         During 1996, 1997 and through and until October 1998, the Company maintained employment contracts with its President and Senior Executive Vice President. The employment contracts provided for a minimum annual salary and certain incentives in the event of a merger of the Company. During this period, the Company also paid premiums on split dollar life insurance policies on the lives of these executives and expects reimbursement of policy premiums upon the death or termination of these executives. The Company has also agreed to provide enhanced retirement benefits for these executives. Costs for these benefits were approximately  $24,000,  $44,000  and  $84,000 in 1998,  1997 and 1996,
         respectively.

         The Company has a deferred compensation plan for directors' fees under which nine directors deferred receipt of $6,000 each per year during the four years ended March 31, 1990. The Company is obligated to pay the directors an annuity beginning at the later of their attaining age 65 or March 31, 1990. The obligation is funded substantially by life insurance on the directors.

(14)     Continued

         A total of $32,000 was disbursed to these directors in each year 1998, 1997 and 1996. In 1998, 1997 and 1996, $36,000, was remitted for the payment of insurance premiums. Assets held by the insurance company which have reduced the company's accrual were $502,000 and $452,000 at December 31, 1998 and 1997, respectively. Expense under this plan was $12,000, $24,000, and $6,000 in 1998, 1997 and 1996, respectively.

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


         Loans

         Fair values are estimated for portfolios of loans of similar financial characteristics. Loans are segregated by type such as commercial, residential real estate, and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms. The fair value of performing loans is calculated by discounting the expected future cash flows through expected maturity, considering prepayment experience, using estimated market discount rates that reflect the inherent credit risk in the loan.

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

         The following represents the carrying value and estimated fair value:

----------------------------------------------------------------------------------------------------
                                           1998                             1997
                                         Carrying         Fair            Carrying        Fair
                                           Value          Value            Value          Value
----------------------------------------------------------------------------------------------------

Financial assets:

     Cash and due from banks         $    13,977,000      13,977,000       14,918,000    14,918,000
     Federal funds sold                    7,600,000       7,600,000         -              -
     Securities available for sale       101,079,000     101,079,000       96,696,000    96,696,000
     Securities held to maturity          46,178,000      46,729,000       37,379,000    37,857,000
     Loans                               222,826,000     229,198,000      209,583,000   213,705,000

Financial liabilities:

     Deposits                        $   307,360,000     307,732,000      293,643,000   293,686,000
     Federal funds purchased                 -              -               2,350,000     2,350,000
     Other borrowed money                 58,357,000      58,357,000       37,073,000    37,073,000
----------------------------------------------------------------------------------------------------

         The contract amount and estimated fair value for commitments to extend credit and standby letters of credit are as follows:


-----------------------------------------------------------------------------------------------------
                                         At December 31, 1998              At December 31, 1997
                                    -------------------------------   -------------------------------
                                       Contract        Estimated        Contract        Estimated
                                        Amount        Fair Value         Amount         Fair Value
-----------------------------------------------------------------------------------------------------

Commitments to extend credit      $     14,846,000         223,000       14,374,000          216,000

Standby letters of credit                2,131,000          43,000        1,929,000           39,000

-----------------------------------------------------------------------------------------------------

(16)     Pioneer American Holding Company Corp. (Parent Company Only)

         Condensed 1998, 1997 and 1996 financial information is as follows:


Condensed Balance Sheets

-------------------------------------------------------------------------------------
Assets                                                      1998            1997
-------------------------------------------------------------------------------------

Cash                                                  $      594,000         396,000
Investment in subsidiary                                  34,820,000      32,950,000
Receivable from subsidiary                                   633,000         596,000
-------------------------------------------------------------------------------------

Total assets                                          $   36,047,000      33,942,000
-------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Dividends payable                                            581,000         544,000
Stockholders' equity                                      35,466,000      33,398,000
-------------------------------------------------------------------------------------

Total liabilities and stockholders' equity            $   36,047,000      33,942,000
-------------------------------------------------------------------------------------



Condensed Statements of Income

-------------------------------------------------------------------------------------
                                                        1998        1997        1996
-------------------------------------------------------------------------------------

Expenses:
     Administrative and other                  $     138,000      50,000      69,000
-------------------------------------------------------------------------------------

Loss before earnings of subsidiary                  (138,000)    (50,000)    (69,000)

Earnings of subsidiary:
     Received as dividends                         2,235,000   2,055,000   1,900,000
     Undistributed                                 1,925,000   2,003,000   1,873,000
-------------------------------------------------------------------------------------

Net income                                     $   4,022,000   4,008,000   3,704,000
-------------------------------------------------------------------------------------

(16)     Pioneer American Holding Company Corp. (Parent Company Only),
         (Continued)

Condensed Statements of Cash Flows

-------------------------------------------------------------------------------------
                                                  1998         1997         1996
-------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                  $    4,022,000    4,008,000    3,704,000
Adjustments to reconcile net income to net
     cash from operating activities:
        Undistributed earnings of subsidiary    (1,925,000)  (2,003,000)  (1,873,000)
        Other                                      (37,000)     (62,000)     (63,000)
-------------------------------------------------------------------------------------

Net cash from operating activities               2,060,000    1,943,000    1,768,000
-------------------------------------------------------------------------------------

Cash flows used in financing activities:
     Dividend paid                              (2,198,000)  (1,992,000)  (1,837,000)
     Exercise of stock options                     336,000      273,000       54,000
-------------------------------------------------------------------------------------

Net cash used in financing activities           (1,862,000)  (1,719,000)  (1,783,000)
-------------------------------------------------------------------------------------

Net increase (decrease) in cash                    198,000      224,000      (15,000)

Cash at beginning of year                          396,000      172,000      187,000
-------------------------------------------------------------------------------------

Cash at end of year                         $      594,000      396,000      172,000
-------------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Pioneer American Holding Company Corp.:

     We have audited the accompanying consolidated balance sheets of Pioneer American Holding Company Corp. and subsidiary (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly. In all material respects, the financial position of Pioneer American Holding Company Corp. and subsidiary as of December 31, 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


KPMG LLP

Janaury 25, 1999
Philadelphia, Pennsylvania

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to             /S/ GENE E. GOLDENZIEL, ESQ.
be signed on its behalf by the undersigned, thereunto duly authorized.          GENE E. GOLDENZIEL, ESQ.
                                                                                Director
PIONEER AMERICAN HOLDING COMPANY CORP.

Date:  March 26, 1999                                                           /S/WILLIAM K. NASSER
                                                                                WILLIAM K. NASSER
                                                                                Director


By/S/John W. Reuther                                                            /S/RICHARD CHOJNOWSKI
     John W. Reuther                                                            RICHARD CHOJNOWSKI
     President, Chief Executive Officer,                                        Director
             & Chief Financial Officer


By/S/Richard J. Lapera                                                          /S/JOHN W. REUTHER
     Richard J. Lapera                                                          JOHN W. REUTHER
     Comptroller of Pioneer American                                            Director
     Bank, National Association

                                                                                /S/ELDORE SEBASTIANELLI
                                                                                ELDORE SEBASTIANELLI
                                                                                Director


                                                                                /S/MARGARET O'CONNOR, R.N.
                                                                                MARGARET O'CONNOR, R.N.
                                                                                Director


                                                                                /S/JOHN W. WALSKI
                                                                                JOHN W. WALSKI
                                                                                Director


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

         Management's responsibility for the financial information in the report rests on the Company's internal accounting control structure. The internal accounting control structure consists of written policies and procedures which include segregation of responsibilities and safeguarding against unauthorized use or disposition of assets. During 1998, the internal audit staff, which reports to the Audit Committee of the Board of Directors, had the responsibility of following audit procedures and maintaining close observation of such controls. The internal accounting control structure is designed to provide reasonable assurance that financial records are reliable for financial reporting purposes and that assets are properly safeguarded.

         The Audit Committee of the Board of Directors meets on a regular basis in order to review and oversee the Company's internal control structure and financial reporting. The Audit Committee reviews the Company's audit and financial reporting matters with management, the internal auditors and the independent auditors, KPMG, LLP.

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

Item 10

Directors and Executive Officers

         The information that appears in the Corporation's Definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders of the Corporation is incorporated herein by reference.

Item 11

Executive Compensation

         The information that appears in the Corporation's Definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders of the Corporation is incorporated herein by reference.

Item 12

Security Ownership of Certain Beneficial Owners and Management

         The information that appears in the Corporation's Definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders of the Corporation is incorporated herein by reference.

Item 13

Certain Relationships and Related Transactions

         The information that appears in the Corporation's Definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders of the Corporation is incorporated herein by reference

                        Consent of Independent Auditors

The Board of Directors
Pioneer American Holding Company Corp.:

We consent to incorporation by reference in the Registration Statement (No. 33-70784) on Form S-8 of Pioneer American Holding Company Corp. of our report dated January 25, 1999, relating to the consolidated balance sheets of Pioneer American Holding Company Corp. and subsidiaries as of December 31, 1998, and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, which report appears in the December 31, 1998 annual report on Form 10-K of Pioneer American Holding Company Corp.

KPMG LLP

Philadelphia, PA
March 26, 1999

                        Consent of Independent Auditors



The Board of Directors
Pioneer American Holding Company Corp.:

We consent to incorporation by reference in the registration Statement ( No. 33-70784) on Form S-8 of Pioneer American Holding Company Corp. of our report dated January 29, 1998, relating to the consolidated balance sheet of Pioneer American Holding Company Corp. and subsidiaries as of December 31, 1997, and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, which report appears in the December 31, 1997 annual report on Form 10-K of Pioneer American Holding Company Corp.


KPMG Peat Marwick LLP


Philadelphia, Pennsylvania
March 23, 1998

                        Consent of Independent Auditors



The Board of Directors
Pioneer American Holding Company Corp.:

We consent to incorporation by reference in the Registration Statement (No. 33-70784) on Form S-8 of Pioneer American Holding Company Corp. of our report dated January 23, 1997, relating to the consolidated balance sheet of Pioneer American Holding Company Corp. and subsidiaries as of December 31, 1996, and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, which report appears in the December 31, 1996 annual report on Form 10-K of Pioneer American Holding Company Corp.


KPMG Peat Marwick LLP


Philadelphia, Pennsylvania
March 31, 1997

                        Consent of Independent Auditors


The Board of Directors
Pioneer American Holding Company Corp.


We consent to incorporation by reference in the registration statement (No. 33-70784) on Form S-8 of Pioneer American Holding Company Corp. of our report dated January 26, 1996, relating to the consolidated balance sheet of Pioneer American Holding Company Corp. and subsidiaries as of December 31, 1995, and 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, which report appears in the December 31, 1995 annual report on Form 10-K of Pioneer American Holding Company Corp.


KPMG Peat Marwick LLP


Philadelphia, Pennsylvania
March 27, 1996