Form 10-Q
period 1999-03-31
PIONEER AMERICAN HOLDING CO CORP
filed 1999-05-10
CIK 760731

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to _________________________
(Amended by Exch Act Rel No.  312905.  eff 4/26/93.)
Commission file Number 0-14506

                     Pioneer American Holding Company Corp.
             (Exact name of registrant as specified in its charter)


           Pennsylvania                                   23-2319931
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

        41 North Main Street, Carbondale, PA                 18407
      (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code (570) 282-2662



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No



                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                   [  ] Yes          [  ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
    The number of shares outstanding as of March 31, 1999     2,920,963 shares
                                                              ----------------

                                      INDEX

                     PIONEER AMERICAN HOLDING COMPANY, CORP.

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

                  Consolidated balance sheets--March 31, 1999
                    and December 31, 1998.----------------------------Page  2-3

                  Consolidated statements of operations--Three
                     months ended March 31, 1999 and 1998-------------Page  4

                  Consolidated statements of cash flows--Three months
                    ended March 31, 1999 and 1998.--------------------Pages 5-6

                  Notes to consolidated financial statements--
                    March 31, 1999.-----------------------------------Pages 7-8

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.--------------------------Pages 9-14

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings-----------------------------------Page 15

         Item 2.  Changes in Securities-------------------------------Page 15

         Item 3.  Defaults upon Senior Securities---------------------Page 15

         Item 4.  Submission of Matters to a Vote of Security Holders-Page 15

         Item 5.  Other Information-----------------------------------Page 15

         Item 6.  Exhibits and Reports on form 8-K--------------------Page 15



         SIGNATURES---------------------------------------------------Page 16
                                      -1-


PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Balance Sheets (Unaudited)
                                                                          (Dollars in thousands)
----------------------------------------------------------------------------------------------------------------
                                                                March 31,                        December 31,
Assets                                                            1999                               1998
----------------------------------------------------------------------------------------------------------------

Cash and due from banks                                   $            13,099                         $  13,977
Federal funds sold                                                          0                             7,600

Securities  available for sale (cost of securities of $122,466 on March 31, 1999 and $100,057 on December 31, 1998)

     Federal agency mortgage backed obligations                        58,516                            34,127
     Other obligations of Federal agencies                             43,729                            47,537
     Obligations of states and political subdivisions                  13,810                            13,289
     Other securities                                                   6,126                             6,126
----------------------------------------------------------------------------------------------------------------
Total securities available for sale                                   122,181                           101,079
----------------------------------------------------------------------------------------------------------------

Securities held to maturity(approximate market value of $43,210 on March 31, 1999 and $46,729 on December 31, 1998)

        Federal agency mortgage backed obligations                     32,717                            35,838
        Obligations of states and political subdivisions               10,085                            10,340
----------------------------------------------------------------------------------------------------------------
Total securities held to maturity                                      42,802                            46,178
----------------------------------------------------------------------------------------------------------------

Loans, net of unearned discount and deferred loan fees                237,612                           225,735
Allowance for loan losses                                              (2,864)                           (2,909)
----------------------------------------------------------------------------------------------------------------
Net loans                                                             234,748                           222,826
----------------------------------------------------------------------------------------------------------------

Accrued interest receivable                                             2,892                             2,547
Premises and equipment                                                  6,916                             7,067
Other real estate owned                                                 1,248                             1,449
Other assets                                                            2,401                             1,843
Cost in  excess  of fair  value  of net  assets  acquired
     (net  of  accumulated
     amortization of $962 March 31,
     1999 and $952 December 31, 1998)                                     581                               591
----------------------------------------------------------------------------------------------------------------

Total assets                                              $           426,868                     $     405,157
----------------------------------------------------------------------------------------------------------------


PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Balance Sheets, Continued (Unaudited)
                                                                         (Dollars in thousands)
------------------------------------------------------------------------------------------------------------
                                                                 March 31,                    December 31,
Liabilities and Stockholders' Equity                               1999                           1998
------------------------------------------------------------------------------------------------------------

Deposits:
     Demand - noninterest bearing                           $          42,821                   $    42,931
     NOW and Super NOW                                                 35,806                        38,462
     Savings                                                           59,262                        56,714
     Money Market                                                      20,458                        22,481
     Time                                                             147,060                       146,772
------------------------------------------------------------------------------------------------------------
Total deposits                                                        305,407                       307,360
------------------------------------------------------------------------------------------------------------

Accrued interest payable                                                2,299                         2,095
Dividends payable                                                         584                           581
Other borrowed money                                                   82,390                        58,357
Other liabilities                                                       1,284                         1,298
------------------------------------------------------------------------------------------------------------

Total liabilities                                                     391,964                       369,691
------------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Common  stock,  $1 par  value  per  share,  25,000,000
     shares  authorized;2,926,067 shares on March 31, 1999
      and 2,904,309 on December 31, 1998 issued                         2,926                         2,904
     Additional paid-in capital                                        11,859                        11,768
     Retained earnings                                                 20,419                        20,120
     Accumulated other comprehensive income                              (188)                          674
     Less:  Treasury stock at cost (5,104 shares)
        on March 31, 1999                                                (112)                            0
------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                             34,904                        35,466
------------------------------------------------------------------------------------------------------------





Total liabilities and stockholders' equity                  $         426,868                 $     405,157
------------------------------------------------------------------------------------------------------------

                                      -3-


PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statement Operations (Unaudited)
                                                                                              Three Months Ended
                                                                                            (Dollars in thousands)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                    March 31,                        March 31,
                                                                                       1999                            1998
---------------------------------------------------------------------------------------------------------------------------------

Interest income:
     Interest and fees on loans                                                      $     4,812                           4,684
     Interest on Federal funds sold                                                           82                               9
     Interest on investments:
              Taxable                                                                      1,974                           2,049
              Non-taxable                                                                    317                             282
---------------------------------------------------------------------------------------------------------------------------------

Total interest income                                                                      7,185                           7,024
---------------------------------------------------------------------------------------------------------------------------------

Interest expense:
     Interest on deposits                                                                  2,729                           2,631
     Interest on Federal funds purchased                                                       0                              22
     Interest on other borrowed money                                                        968                             820
---------------------------------------------------------------------------------------------------------------------------------

Total interest expense                                                                     3,697                           3,473
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                        3,488                           3,551

Provision for loan losses                                                                     75                             150
---------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                                        3,413                           3,401
---------------------------------------------------------------------------------------------------------------------------------

Other operating income:
     Service charges on deposit accounts                                                     376                             302
     Gain on sale of available for sale securities                                             0                             296
     ATM fees                                                                                141                             104
     Other income                                                                            126                             151
---------------------------------------------------------------------------------------------------------------------------------

Total other operating income                                                                 643                             853
---------------------------------------------------------------------------------------------------------------------------------

Other operating expenses:
     Salaries and employee benefits                                                        1,331                           1,352
     Net occupancy expense of bank premises                                                  285                             270
     Furniture and equipment expenses                                                        242                             169
     Data processing expense                                                                  65                              63
     Other expenses                                                                          950                             820
---------------------------------------------------------------------------------------------------------------------------------

Total other operating expenses                                                             2,873                           2,674
---------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                                 1,183                           1,580

Income tax expense                                                                           300                             440
---------------------------------------------------------------------------------------------------------------------------------

Net income                                                                            $      883                           1,140
---------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income net of tax
     Unrealized gain/loss on securities
       Unrealized holding gain/(loss) arising during the period                             (862)                             40
       Less reclassification adjustment for gains
            included in net income                                                             0                            (195)
       Comprehensive income                                                                   21                             985
---------------------------------------------------------------------------------------------------------------------------------

Earnings Per Share Data (based on net income):

Basic                                                                                  $       0.30                            0.40
Diluted                                                                                        0.30                            0.39
---------------------------------------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY, CORP
Consolidated Statements of Cash Flows (Unaudited)                         Three Months Ended
                                                                        (Dollars in thousands)
--------------------------------------------------------------------------------------------------------
                                                                 March 31,                  March 31,
                                                                    1999                       1998
--------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net income                                              $            883                     1,140

     Adjustments to reconcile net income to net cash from
       operating activities:
            Net gain on sale of securities available for sale               0                      (296)
            Accretion of discount on securities
                and money market investments                              (58)                      (10)
            Amortization of premium on investment
                securities                                                145                        61
            Provision for loan losses                                      75                       150
            Decrease in deferred loan fees                                (30)                      (38)
            Decrease (increase) in accrued interest receivable           (345)                      407
            Depreciation and amortization of premises
                and equipment                                             263                       209
            Loss on sale of other real estate                              33                        82
            Proceeds from the sale of mortgages
                and PHEAA loans held for sale                             216                     1,516
            Net increase in mortgage and PHEAA loans
                held for sale                                          (1,033)                   (2,140)
            Gain on sale of mortgages and PHEAA loans                       0                       (13)
            Increase in other assets                                     (110)                     (608)
            Amortization of goodwill                                       10                        10
            Increase in accrued interest payable                          204                       203
            Increase in other liabilities                                 (14)                      672
--------------------------------------------------------------------------------------------------------
     Total adjustments to reconcile net income to net cash
        from operating activities                                        (644)                      205
--------------------------------------------------------------------------------------------------------
Net cash from operating activities                                        239                     1,345
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Proceeds from maturities and calls of securities
        held to maturity                                                3,299                     1,824
     Proceeds from maturities and calls of
        securities available for sale                                  11,528                     7,569
     Proceeds from sales of securities available for sale                   0                    12,012
     Purchases of securities held to maturity                               0                   (25,705)
     Purchases of securities available for sale                       (33,947)                   (2,491)
     Net increase in loans made to customers, excluding
        provision for loan losses and change in
        deferred loan fees                                            (11,299)                  (10,819)
     Acquisition of premises and equipment                               (112)                      (56)
     Proceeds from sale of other real estate                              317                        12
--------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (30,214)                  (17,654)
--------------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statements of Cash Flows, Continued (Unaudited)
                                                                         Three Months Ended
                                                                       (Dollars in thousands)

------------------------------------------------------------------------------------------------------
                                                                 March 31,                March 31,
                                                                   1999                      1998
------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net increase(decrease) in demand, NOW and Super NOW,
        savings, money market and time deposits.             $        (1,953)                  (3,401)
     Dividends paid                                                     (584)                    (544)
     Exercise of stock options                                           113                      337
     Purchase of treasury stock                                         (112)                       0
     Federal funds purchased                                               0                   (2,350)
     Increase in other borrowed money                                 24,033                   24,093
------------------------------------------------------------------------------------------------------

Net cash from financing activities                                    21,497                   18,135
------------------------------------------------------------------------------------------------------

Net increase(decrease) in cash and cash equivalents                   (8,478)                   1,826

Cash and cash equivalents at beginning of period                      21,577                   14,918
------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                   $        13,099                   16,744
------------------------------------------------------------------------------------------------------

Supplemental Disclosure:
     Cash payments for interest                                        3,493                    3,270
     Cash payments for income taxes                                      250                      490
     Transfer of assets from loans
        to other real estate                                             149                      263
     Net unrealized loss on securities
        available for sale                                               862                      236
     Tax effect on unrealized loss
        on securities available for sale                                 445                       81
------------------------------------------------------------------------------------------------------

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

    Basis of Financial Statement Presentation--The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended December 31, 1998. The results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. All material intercompany balances and transactions between the Company and its subsidiary have been eliminated. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

     Impact of Other Recently Issued Accounting Standards--In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposures. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier adoption is permitted. The Company has not yet determined the impact, if any, of this Statement, including its provisions for the potential reclassifications of investment securities, on earnings, financial condition or equity.

    (2)  Securities Portfolio

     Securities available for sale at March 31, 1999 and December 31, 1998 are summarized as follows: (000's)


                                                                      March 31,                             December 31,
                                                                        1999                                    1998
                                                                 Cost         Market Value               Cost        Market Value
                                                            -----------------------------------------------------------------------

Federal agency mortgage based
     obligations                                                    58,912          58,516                33,907          34,127
Other obligations of Federal agencies                               44,017          43,729                47,207          47,537
Obligations of State and Political subdivisions                     13,411          13,810                12,817          13,289
Other securities                                                     6,126           6,126                 6,126           6,126
                                                            -----------------------------------------------------------------------

Securities available for sale:                            $        122,466         122,181               100,057         101,079
                                                            -----------------------------------------------------------------------


The adjustment in stockholders' equity for the unrealized loss of the securities available for sale at March 31, 1999, net of tax, was $(188,000). Included in net deferred tax assets is $97,000 for this same unrealized loss.

     Securities held to maturity at March 31, 1999 and December 31, 1998 are summarized as follows: (000's)



                                                                      March 31,                                December 31,
                                                                        1999                                       1998
                                                                 Cost       Market Value                   Cost        Market Value
                                                            -----------------------------------------------------------------------

Federal agency mortgage based
     obligations                                          $         32,717          32,752                 35,838          35,979
Obligations of State and Political subdivisions                     10,085          10,458                 10,340          10,750
                                                            -----------------------------------------------------------------------

Securities held to maturity:                              $         42,802          43,210                 46,178          46,729
                                                            -----------------------------------------------------------------------


Notes to Condensed Consolidated Financial Statements

    (3)  Stockholders' Equity and Per Share Data

    The Company currently has one million shares of authorized, but unissued preferred stock. At March 31, 1999 there were 25,000,000 shares of common stock at $1 par value authorized with 2,926,067 shares issued and 2,920,963 outstanding.

    Through March 31, 1999 the Company has issued and outstanding 55,525 options to purchase shares of the Company, exercisable at between $8.00 to $13.00 per share. Such options were issued with exercise prices equal to the market value of the Company's common shares at the time of the grant. In the first quarter 46,668 options were exercised.

    Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding during the period. The dilutive effect of stock options is excluded from basic earnings per share, but included in the computation of diluted earnings per share.

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                              Three Months Ended
                                                                   March 31,
                                                              1999             1998

Numerator:
      Net income                                        $          883            1,140
                                                           ============     ============

Denominator:
      Denominator for basic earnings per share -
      weighted average shares                                    2,921            2,867

Effect of dilutive securities:
      Employee stock options                                        26               79
                                                           ------------     ------------

Denominator for diluted earnings per share -
      adjusted weighted average shares and
      assumed conversion                                         2,947            2,946
                                                           ============     ============

Basic earnings per share                                $         0.30             0.40
                                                           ============     ============

Diluted earnings per share                              $         0.30             0.39
                                                           ============     ============


The market value of the common shares of the Company at March 31, 1999 was $19.50.

Financial Review Management's Discussion and Analysis of Financial Condition and Results of Operation

Highlights

    Total  Assets  were  $426,868,000  at March  31,  1999 and  $405,157,000  at
December 31, 1998 which is an increase of $21,711,000 or 5.4 %. Deposits decreased by $1,953,000 from $307,360,000 at December 31, 1998 which is a decrease of .6 % at March 31, 1999. Total net loans as of December 31, 1998 stood at $222,826,000, increasing by $11,922,000 or 5.4 % to $234,748,000 at
March 31, 1999.

    The average earning assets were $391,749,000 during the three months ended March 31, 1999 and $361,758,000 during the three months ended March 31, 1998. This is an increase of $29,991,000 or 8.3%.

    Average total assets during the three months ended March 31, 1999 were $415,913,000 and $384,015,000 for the three months ended March 31, 1998. The return on average total assets was 1.0% for the three months ended March 31, 1999 and 1.2% for March 31, 1998. Return on average equity for the first three months of 1999 and 1998 were 9.9% and 13.7% respectively. Average equity for both periods was $35,738,000 for the first three months of 1999 and $33,376,000 for the first three months of 1998.

    Net income decreased $257,000 or 22.5% comparing the first three months of 1999 to the first three months of 1998. The decrease in 1999 was driven by a decrease in total other operating income. During the first quarter of 1998 a $296,000 gain was recognized on sale of available for sale securities and no gain was recognized in 1999.

    Net income per diluted share was $.30 for the first three months of 1999 and $0.39 for the first three months of 1998. Earnings per basic share was $.30 and $.40 for the three months ended March 31, 1999 and 1998.

Available for Sale and Securities Held to Maturity

    A major factor in the increase of total assets at March 31, 1999 is the increase in the Bank's securities portfolio of $17,726,000 or 12.0%. There was an increase of $24,389,000 or 71.5% over December 31, 1998 in Federal agency mortgage backed obligation securities available for sale. Offsetting this increase was a decrease in the Bank's securities held to maturity of $3,376,000 or 7.3%. The increase in the securities portfolio in 1999 over 1998 in securities available for sale is a result of the investment of funds borrowed from the Federal Home Loan Bank of Pittsburgh. In the first quarter of 1999 the bank increased securities available for sale as part of asset/liability strategy to enhance net interest income.

Net Loans

    Net loans increased by $11,922,000 or 5.4% over December 31, 1998. This was the second major factor in the increase of total assets. This increase in net loans was primarily driven by a $6.0 million increase in Home Equity loans as a result of a special promotion offered by the Bank in the first quarter of 1999. Money used to finance these loans was funded from a portion of the borrowings from the Federal Home Loan Bank of Pittsburgh in the first quarter of 1999. All other loan areas increased slightly for the first three months of 1999.

Total Deposits

    Total  Deposits  were  $305,407,000  at March 31, 1999 and  $307,360,000  at
December 31, 1998 which is a decrease of $1,953,000 or .6%. During the first three month of 1999 NOW and Super NOW decreased $2,565,000 or 6.9%. Money market accounts also decreased by $2,023,000. Offsetting these decreases was an increase in savings of $2,548,000. Time deposits continue to remain fairly constant. Federal fund rates, which are a driving factor in the pricing of liabilities, have continued to remain stable in the first quarter of 1999. These interest rates have led to a trend from long-term instruments to intermediate and short-term instruments reflecting the consumers' unwillingness to commit their funds for extended periods of time.

Other Borrowed Money

    Total liabilities were $391,964,000 at March 31, 1999 and $369,691,000 at December 31, 1998 which is an increase of $22,273,000 or 6.0%. The largest increase in total liabilities was the result of an increase in Other borrowed money of $24,033,000 over December 31, 1998. Management borrowed $25,000,000 in February of 1999 from Federal Home Loan Bank of Pittsburgh (which will mature in February, 2009). The money borrowed was invested in mortgage backed securities. Bank management believes that it was appropriate to take advantage of borrowing at a rate lower than the rate received in investing in Federal agency mortgage backed obligation available for sale securities.

Net Interest Income

     Net interest income for the first three months of 1999 decreased $63,000 or 1.8% compared with the same period of 1998. Total

Financial Review Management's Discussion and Analysis of Financial Condition and Results of Operation, continued

Net Interest Income, continued

interest income increased $161,000 or 2.3%. The increase in interest income was the result of an increase in the total average of interest earning assets. Interest earning assets were up $29,991,000 for the first three months of 1999 compared to the same period in 1998. The loan portfolio provided $128,000 of the increase in interest income and the interest on federal funds sold provided $73,000 for the first quarter of 1999. Total security interest remained fairly constant. Total interest expense also increased $224,000 resulting in a net decrease of $63,000 or 1.8% in net interest income. During the first quarter of 1999 the Bank borrowed an additional $25,000,000 from Federal Home Loan Bank of Pittsburgh. The money borrowed was invested in mortgage backed securities and also used to increase our loan portfolio. Total interest expense on deposits increased $98,000 or 3.7%. This was attributable to an increase in average interest bearing deposits for March 31, 1999 of $14,888 or 6.0% compared to the same period in 1998.

    In addition to gap management, the Company also uses simulation analysis to help monitor and manage interest rate risk. In this analysis the Company examines the result of a 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities as well as growth rates of deposit and loan portfolios. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in their balance sheet. Below are the results of this ratio shock analysis as of March 31, 1999 and 1998.



                                     March 31, 1999                                  March 31, 1998
                    ------------------------------------------------------------------------------------------------
                        Net Interest       Percentage Change in           Net Interest       Percentage Change in
  Change in Rates       Income Change       Net Interest Income           Income Change       Net Interest Income

       +200                  692                   4.49%                       221                   1.70%
      Static                  -                      -                          -                      -
       -200                (1,685)               (10.93%)                     (974)                 (7.30%)


A 200 basis point rise in interest rates results in a 4.49% increase in interest income. A 200 basis point decrease in interest rates results in a decrease in interest income primarily due to optionality in the Company's securities portfolio. In a falling rate environment it is assumed that certain of the Company's securities would be called and the resulting cash flows would be reinvested at the lower prevailing rates.

Provision / Reserve for Loan Losses and Nonperforming Loans

                                                       Quarter Ended               Year Ended              Quarter Ended
                                                         March 31,                December 31,               March 31,
                                                            1999                      1998                      1998
                                                      ---------------------------------------------------------------------

Balance at beginning of period                     $         2,909,000                 2,759,000                 2,759,000
Recoveries                                                       3,000                    38,000                     7,000
Less:  Charge Offs                                             123,000                   308,000                    84,000
Provision for Loan Losses                                       75,000                   420,000                   150,000
---------------------------------------------------------------------------------------------------------------------------

Balance at end of period                           $         2,864,000                 2,909,000                 2,832,000
---------------------------------------------------------------------------------------------------------------------------

The provision for loan losses for the first three months of 1999 amounted to $75,000. It was $420,000 at Decemberr 31, 1998 and $150,000 for the three months ended 1998. Net charge offs for the first three months of 1999 totaled $120,000 while net charge offs for the three months ended March 31, 1998 were $77,000. The increases in charge offs in 1999 was due primarily to one consumer and two commercial loans that were not fully collateralized. The ratio of net charge offs during the first three months of 1999 to average loans outstanding during the same period was .05% and for the twelve months ended 1998 was .12%.

    The reserve for loan losses at March 31, 1999 totaled $2,864,000, decreasing $45,000, 1.5 % from $2,909,000 at December 31, 1998. The Company ratio of reserve for loan losses to total loans outstanding was 1.2% at March 31, 1999, and the same ratio as of December 31, 1998 was 1.3%.

Financial Review Management's Discussion and Analysis of Financial Condition and Results of Operation, continued

Provision / Reserve for Loan Losses and Nonperforming Loans, continued

    Non-performing loans are listed as follows:

                                                 3/31/99                      12/31/98
                                               -------------                -------------

Non Accrual                                 $     1,497,000              $     1,684,000
90 Days and More Past Due                           993,000                      838,000
Restructured                                      1,043,000                    1,247,000
                                               -------------                -------------
                                            $     3,533,000              $     3,769,000


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

    The loan loss reserve as of March 31, 1999 has been deemed adequate by management. This amount is sufficient to cover inherent losses in the loan portfolio given the present past due, nonperforming and classified levels. Determination of loan loss reserve adequacy follows the guidelines in the Comptroller's Banking Circular No.201(revised), including risk loss analysis, specific allocations for problematic credits and provision for class loans, and the requirements of SFAS No. 114, as amended.

Other Operating Income

    Other operating income for the first three months of 1998 was $853,000 decreasing 24.6% to $643,000 reported for the first three months of 1999. There was a gain recognized for the sale of securities available for sale in 1998 during the first quarter of $296,000. The Company did not recognize any gain or loss on the sale of securities available for sale during the first quarter of 1999. Offsetting this decrease was a slight increase in service charge on deposit accounts and ATM fees.

    Service charge income on deposit accounts increased in 1999 due to an increase in the fees collected for returned items and an increased number of accounts subject to service charge routines of the Bank. During the first quarter of 1999 pricing of service charges and maintenance fees were increased based upon an earnings improvement study completed by management of the Bank. ATM fees also increased $37,000 or 35.6% for the first three months ended March 31, 1999 compared to the same period last year. This increase was attributable to a volume increase.

Other Operating Expenses

    Total other operating expenses were $2,873,000 in the first three months of 1999 while other operating expenses were $2,674,000 in the first three months of 1998 reflecting an increase of $199,000 or 7.4% for the first quarter of 1999.

    The increase in furniture and equipment expense of $73,000 or 43.2% over the same period in 1998 was primarily due to an increase in maintenance contracts on our expanded ATM network. During the second quarter of 1998 we replaced computer hardware and software to update for Year 2000 compliance. The Bank purchased a tract of land on 455 Market Street, Kingston, Pennsylvania for the purpose of constructing a full service office. This office was completed in November of 1998 and replaced the existing Kingston lease office.
These changes to the Bank resulted in increased depreciation.

    Other expenses increased by $130,000 for the first quarter of 1999 or 15.9% compared with the same period of 1998. A significant portion of the increase was in marketing expense which was up $69,000. In April of 1998 the Bank contracted with an advertising company for one year to develop a new marketing campaign. This also includes marketing the relocation of an existing branch during the fourth quarter of 1998.

    Other expenses also increased as a result of the following: Effective October 12, 1998, Donald A. Hoyle, Jr., the former President and Chief Executive Officer of the Company, retired from his positions with the Company and the Bank. In connection with such retirement, the Company and Mr. Hoyle entered into a Retirement Agreement and Mutual release, dated March 16, 1999 (collectively, the "Agreements"). Mr. Hoyle also resigned his position as a director of the Company as of such date. The Agreements provide for

Financial Review Management's Discussion and Analysis of Financial Condition and Results of Operation, continued

Other Operating Expenses, continued

severance benefits to be paid to Mr. Hoyle in the form of a lump sum payment of $216,190 (less applicable federal, state and local withholding taxes). Such payment includes among other things, payment for all accrued but unused vacation pay. The Company also agreed to continue any fringe benefits payable to Mr. Hoyle after October 12, 1998, only to the extent that such continuance is required by law. The Retirement Agreement also provides that after October 12, 1998, no further premiums shall be paid by the Bank on a life insurance policy on the life of Mr. Hoyle issued by Principal Mutual Life Insurance Company. Mr. Hoyle also acknowledged that he owed the Bank $289,560 pursuant to his obligation to reimburse the Bank for premiums advanced by the Bank pursuant to such policy. Mr. Hoyle agreed to repay the Bank the sum of $252,875 for life insurance premiums paid by the Bank pursuant to this policy and the bank agreed to forgo the balance of the life insurance premiums paid. In exchange for this payment, Mr. Hoyle agreed that he will receive no other wages, bonuses, severance or other similar payments or benefits from the Company except as provided in the Retirement Agreement. In consideration for this retirement benefit, Mr. Hoyle agreed to release the Company and its affiliates from any and all claims that he has against the Company. $175,000 of the expense incurred as a result of this Agreement were accrued for in 1998, the remaining amount was expensed in the first quarter of 1999, for an additional first quarter expense of approximately $78,000.

    Salaries and employee benefits, net occupancy expense of bank premises and data processing expense for three months ended March 31, 1999 remained fairly constant with a slight increase or decrease in each of the categories as compared to the same period of 1998.

Income Taxes

    The provision for income taxes for the first three months of 1999 was $300,000 and $440,000 for the first three months of 1998. The effective rate for the first three months of 1999 was 25.4% and 27.8% for the same period of 1998. The fluctuation in the Company's tax expense and effective tax rate is primarily due to management's strategy in investing in tax free securities.


Capital Management and Liquidity and Rate Sensitivity


    The objectives of the Corporation's capital management policy place an emphasis on both current financial positioning and future capital needs based on anticipated growth. These objectives are maintained by management which monitors its liquidity requirements through its asset/liability management program. This program, with other management analysis, enables the bank to meet its cash flow requirements and adapt to the changing needs of the Corporation's customers and the requirements of regulatory agencies. As of March 31, 1999, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of greater than or equal to 10%, 6%, and 5%, respectively.

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

Effects of Inflation, continued

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

     The Company has completed an assessment of its core financial and operational software systems and has taken the necessary steps to bring them into compliance. Our Year 2000 project plan is in place and is progressing on schedule with the testing of our core applications for critical dates. The Company performed significant Year 2000 testing prior to December 31, 1998 and plans to be fully compliant by June 30, 1999.

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

Cost of Year 2000

    Over the past several years, the Company's Technology Plan has called for an aggressive schedule for installing new systems or upgrading old systems in order to build a technology infrastructure which will allow the Company to offer competitive products while providing for internal efficiencies and customer service improvement. The Technology Plan has resulted in positioning the Company to continue its technology improvements while avoiding specific costly Year 2000 issues. Based on preliminary information, costs of addressing potential problems are estimated to be $400,000. The Bank had expenditures of $260,000 in 1998 for Y2K related matters, of which $10,000 was expensed in 1998 and $250,000 will be capitalized and amortized over the next five years. Additionally, during 1999 the bank anticipates further expenditures of $140,000, all of which will be capitalized over the next five years, with $20,000 expensed in 1999. This cost is primarily associated with purchasing new equipment and software which will be capitalized and amortized over a 5 year period.

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

Risks of Year 2000, continued

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


                                       PIONEER AMERICAN HOLDING COMPANY, CORP.

Date:  May 7, 1999                     By /s/ John W. Reuther
                                              John W. Reuther
                                              President & C.E.O.



Date:  May 7, 1999                     By /s/ Patricia Cobb Esq.
                                              Patricia Cobb Esq.
                                              Executive Senior Vice President/
                                              In-House Counsel