Form 10-Q
period 1999-06-30
PIONEER AMERICAN HOLDING CO CORP
filed 1999-08-11
CIK 760731

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999

                                            or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________ to ______________________
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
    The number of shares outstanding as of June 30, 1999     2,921,138 shares
                                                             -----------------

                                      INDEX

                     PIONEER AMERICAN HOLDING COMPANY, CORP.

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

                  Consolidated Balance Sheets--June 30, 1999
                    and December 31, 1998.----------------------------Page  2-3

                  Consolidated Statements of Operations--Three and Six
                     months ended June 30, 1999 and 1998--------------Page  4

                  Consolidated Statements of Cash Flows--Six months
                    ended June 30, 1999 and 1998.---------------------Pages 5-6

                  Notes to Consolidated Financial Statements--
                    June 30, 1999.------------------------------------Pages 7-8

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

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings-----------------------------------Page 15

         Item 2.  Changes in Securities-------------------------------Page 15

         Item 3.  Defaults upon Senior Securities---------------------Page 15

         Item 4.  Submission of Matters to a Vote of Security
                  Holders---------------------------------------------Page 15

         Item 5.  Other Information-----------------------------------Page 15

         Item 6.  Exhibits and Reports on form 8-K--------------------Page 15



         SIGNATURES---------------------------------------------------Page 16


PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Balance Sheets (Unaudited)
                                                                          (Dollars in thousands)
----------------------------------------------------------------------------------------------------------------
                                                                June 30,                         December 31,
Assets                                                            1999                               1998
----------------------------------------------------------------------------------------------------------------

Cash and due from banks                                   $            14,989                            13,977
Federal funds sold                                                      2,250                             7,600

Securities available for sale (cost of securities of $119,684 on June 30, 1999 and $100,057 on December 31, 1998)

     Federal agency mortgage backed obligations                        49,914                            34,127
     Other obligations of Federal agencies                             45,804                            47,537
     Obligations of states and political subdivisions                  14,698                            13,289
     Other securities                                                   6,139                             6,126
----------------------------------------------------------------------------------------------------------------
Total securities available for sale                                   116,555                           101,079
----------------------------------------------------------------------------------------------------------------

Securities held to maturity (approximate market value of $38,561 on June 30, 1999 and $46,729 on December 31, 1998)

        Federal agency mortgage backed obligations                     30,453                            35,838
        Obligations of states and political subdivisions                8,509                            10,340
----------------------------------------------------------------------------------------------------------------
Total securities held to maturity                                      38,962                            46,178
----------------------------------------------------------------------------------------------------------------

Loans, net of unearned discount and deferred loan fees                241,317                           225,735
Allowance for loan losses                                              (2,976)                           (2,909)
----------------------------------------------------------------------------------------------------------------
Net loans                                                             238,341                           222,826
----------------------------------------------------------------------------------------------------------------

Accrued interest receivable                                             2,716                             2,547
Premises and equipment                                                  6,701                             7,067
Other real estate owned                                                 1,146                             1,449
Other assets                                                            3,761                             1,843
Cost in  excess  of fair  value  of net  assets  acquired
     (net  of  accumulated
     amortization of $971 June 30,
     1999 and $952 December 31, 1998)                                     572                               591
----------------------------------------------------------------------------------------------------------------

Total assets                                              $           425,993                           405,157
----------------------------------------------------------------------------------------------------------------




PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Balance Sheets, Continued (Unaudited)
                                                                         (Dollars in thousands)
------------------------------------------------------------------------------------------------------------
                                                                 June 30,                     December 31,
Liabilities and Stockholders' Equity                               1999                           1998
------------------------------------------------------------------------------------------------------------

Deposits:
     Demand - noninterest bearing                           $          45,901                        42,931
     NOW and Super NOW                                                 33,172                        38,462
     Savings                                                           60,378                        56,714
     Money Market                                                      20,254                        22,481
     Time                                                             146,917                       146,772
------------------------------------------------------------------------------------------------------------
Total deposits                                                        306,622                       307,360
------------------------------------------------------------------------------------------------------------

Accrued interest payable                                                2,336                         2,095
Dividends payable                                                         584                           581
Other borrowed money                                                   81,408                        58,357
Other liabilities                                                       1,561                         1,298
------------------------------------------------------------------------------------------------------------

Total liabilities                                                     392,511                       369,691
------------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Common  stock,  $1 par  value  per  share,  25,000,000  shares  authorized;
     2,926,242 shares on June 30, 1999 and 2,904,309 on December 31, 1998
      issued                                                            2,926                         2,904
     Additional paid-in capital                                        11,859                        11,768
     Retained earnings                                                 20,874                        20,120
     Accumulated other comprehensive income                            (2,065)                          674
     Less:  Treasury stock at cost (5,104 shares)
        on June 30, 1999                                                 (112)                            0
------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                             33,482                        35,466
------------------------------------------------------------------------------------------------------------





Total liabilities and stockholders' equity                  $         425,993                       405,157
------------------------------------------------------------------------------------------------------------

                                     Page 3


PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statement Operations (Unaudited)
                                                                       Three Months Ended               Six Months Ended
                                                                     (Dollars in thousands)          (Dollars in thousands)

---------------------------------------------------------------------------------------------------------------------------------
                                                                    June 30,         June 30,       June 30,         June 30,
                                                                      1999             1998           1999             1998
---------------------------------------------------------------------------------------------------------------------------------

Interest income:
     Interest and fees on loans                                $          4,922            4,790          9,734            9,474
     Interest on Federal funds sold                                          69               82            151               91
     Interest on investments:
              Taxable                                                     2,101            1,933          4,075            3,982
              Non-taxable                                                   310              276            627              558
---------------------------------------------------------------------------------------------------------------------------------

Total interest income                                                     7,402            7,081         14,587           14,105
---------------------------------------------------------------------------------------------------------------------------------

Interest expense:
     Interest on deposits                                                 2,627            2,650          5,356            5,281
     Interest on Federal funds purchased                                      0                1              0               23
     Interest on other borrowed money                                     1,142              889          2,110            1,709
---------------------------------------------------------------------------------------------------------------------------------

Total interest expense                                                    3,769            3,540          7,466            7,013
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                       3,633            3,541          7,121            7,092

Provision for loan losses                                                   110              150            185              300
---------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                       3,523            3,391          6,936            6,792
---------------------------------------------------------------------------------------------------------------------------------

Other operating income:
     Service charges on deposit accounts                                    372              335            748              637
     Gain on sale of available for sale securities                           88                0             88              296
     ATM fees                                                               156              115            297              219
     Other income                                                           145              134            271              285
---------------------------------------------------------------------------------------------------------------------------------

Total other operating income                                                761              584          1,404            1,437
---------------------------------------------------------------------------------------------------------------------------------

Other operating expenses:
     Salaries and employee benefits                                       1,390            1,318          2,721            2,670
     Net occupancy expense of bank premises                                 269              249            554              519
     Furniture and equipment expenses                                       247              193            489              362
     Data processing expense                                                 57               61            122              124
     Other expenses                                                         902              893          1,852            1,713
---------------------------------------------------------------------------------------------------------------------------------

Total other operating expenses                                            2,865            2,714          5,738            5,388
---------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                1,419            1,261          2,602            2,841

Income tax expense                                                          380              340            680              780
---------------------------------------------------------------------------------------------------------------------------------

Net income                                                     $          1,039              921          1,922            2,061
---------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income net of tax
     Unrealized gain/loss on securities
       Unrealized holding gain/(loss) arising during the period          (1,819)              16         (2,681)              56
       Less reclassification adjustment for gains
            included in net income                                          (58)               0            (58)            (195)
       Comprehensive income                                                (838)             937           (817)           1,922
---------------------------------------------------------------------------------------------------------------------------------

Earnings Per Share Data (based on net income):

Basic                                                          $              0.36             0.32           0.66             0.71
Diluted                                                                       0.35             0.31           0.65             0.70
---------------------------------------------------------------------------------------------------------------------------------

                                     Page 4


PIONEER AMERICAN HOLDING COMPANY, CORP
Consolidated Statements of Cash Flows (Unaudited)                          Six Months Ended
                                                                        (Dollars in thousands)
--------------------------------------------------------------------------------------------------------
                                                                  June 30,                   June 30,
                                                                    1999                       1998
--------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net income                                              $          1,922                     2,061

     Adjustments to reconcile net income to net cash from operating activities:
            Net gain on sale of securities available for sale             (88)                     (296)
            Accretion of discount on securities
                and money market investments                              (99)                      (21)
            Amortization of premium on investment
                securities                                                258                       141
            Provision for loan losses                                     185                       300
            Decrease in deferred loan fees                                (49)                      (62)
            Decrease (increase) in accrued interest receivable           (169)                      263
            Depreciation and amortization of premises
                and equipment                                             529                       419
            Loss on sale of premises and equipment                          1                         0
            Loss on sale of other real estate                              51                       113
            Proceeds from the sale of mortgages
                and PHEAA loans held for sale                             674                     2,560
            Net increase in mortgage and PHEAA loans
                held for sale                                          (1,132)                   (2,959)
            Gain on sale of mortgages and PHEAA loans                      (5)                      (20)
            Increase in other assets                                     (506)                   (1,433)
            Amortization of goodwill                                       19                        19
            Increase in accrued interest payable                          241                       252
            Increase in other liabilities                                 263                     1,107
--------------------------------------------------------------------------------------------------------
     Total adjustments to reconcile net income to net cash
        from operating activities                                         173                       383
--------------------------------------------------------------------------------------------------------
Net cash from operating activities                                      2,095                     2,444
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Proceeds from maturities and calls of securities
        held to maturity                                                7,085                     5,575
     Proceeds from maturities and calls of
        securities available for sale                                  14,114                    10,827
     Proceeds from sales of securities available for sale               4,626                    12,012
     Purchases of securities held to maturity                               0                   (25,705)
     Purchases of securities available for sale                       (38,307)                   (6,685)
     Net increase in loans made to customers, excluding
        provision for loan losses and change in
        deferred loan fees                                            (15,337)                   (9,629)
     Acquisition of premises and equipment                               (164)                     (473)
     Proceeds from sale of other real estate                              401                        64
--------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (27,582)                  (14,014)
--------------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statements of Cash Flows, Continued (Unaudited)
                                                                          Six Months Ended
                                                                       (Dollars in thousands)
------------------------------------------------------------------------------------------------------
                                                                 June 30,                  June 30,
                                                                   1999                      1998
------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net increase(decrease) in demand, NOW and Super NOW,
        savings, money market and time deposits.             $          (738)                    (662)
     Dividends paid                                                   (1,165)                  (1,095)
     Exercise of stock options                                           113                      336
     Purchase of treasury stock                                         (112)                       0
     Federal funds purchased                                               0                   (2,350)
     Addition to other borrowed money                                 25,000                   25,000
     Repayment of other borrowed money                                (1,949)                  (1,828)
------------------------------------------------------------------------------------------------------

Net cash from financing activities                                    21,149                   19,401
------------------------------------------------------------------------------------------------------

Net increase(decrease) in cash and cash equivalents                   (4,338)                   7,831

Cash and cash equivalents at beginning of period                      21,577                   14,918
------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                   $        17,239                   22,749
------------------------------------------------------------------------------------------------------

Supplemental Disclosure:
     Cash payments for interest                                        7,225                    6,761
     Cash payments for income taxes                                      625                    1,065
     Transfer of assets from loans
        to other real estate                                             149                      327
     Net unrealized loss on securities
        available for sale, gross                                      4,151                      211
     Tax effect on unrealized loss
        on securities available for sale                               1,412                       72
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

    Basis of Financial Statement Presentation--The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended December 31, 1998. The results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. All material intercompany balances and transactions between the Company and its subsidiary have been eliminated. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

     Impact of Other Recently Issued Accounting Standards--In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement (as amended BY SFAS No. 137 in June, 1999)
establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposures. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier adoption is permitted. The Company has not yet determined the impact, if any, of this statement, including its provisions for the potential reclassifications of investment securities, on earnings, financial condition or equity.

    (2)  Securities Portfolio

     Securities available for sale at June 30, 1999 and December 31, 1998 are summarized as follows: (000's)

                                                                       June 30,                               December 31,
                                                                 1999                                     1998
                                                                 Cost         Market Value                Cost        Market Value
                                                            -----------------------------------------------------------------------

Federal agency mortgage based
     obligations                                          $         51,774          49,914                33,907          34,127
Other obligations of Federal agencies                               46,990          45,804                47,207          47,537
Obligations of State and Political subdivisions                     14,781          14,698                12,817          13,289
Other securities                                                     6,139           6,139                 6,126           6,126
                                                            ---------------------------------------------------------------------

Securities available for sale:                            $        119,684         116,555               100,057         101,079
                                                            --------------------------------------------------------------------

The adjustment in stockholders' equity for the unrealized loss of the securities available for sale at June 30, 1999, net of tax, was $(2,065,000). Included in net deferred tax assets is $1,064,000 for this same unrealized loss.

     Securities held to maturity at June 30, 1999 and December 31, 1998 are summarized as follows: (000's)

                                                                       June 30,                               December 31,
                                                                 1999                                     1998
                                                                 Cost       Market Value                  Cost        Market Value
                                                            -----------------------------------------------------------------------

Federal agency mortgage based
     obligations                                          $         30,453          29,820                 35,838          35,979
Obligations of State and Political subdivisions                      8,509           8,741                 10,340          10,750
                                                            -----------------------------------------------------------------------

Securities held to maturity:                              $         38,962          38,561                 46,178          46,729
                                                            -----------------------------------------------------------------------

                                     Page 7

Notes to Condensed Consolidated Financial Statements

    (3)  Stockholders' Equity and Per Share Data

    The Company currently has one million shares of authorized, but unissued preferred stock. At June 30, 1999 there were 25,000,000 shares of common stock at $1 par value authorized with 2,926,242 shares issued and 2,921,138 outstanding.

    At June 30, 1999 the Company has issued and outstanding 55,250 options to purchase shares of the Company, exercisable at between $8.00 to $13.00 per share. Such options were issued with exercise prices equal to the market value of the Company's common shares at the time of the grant. In the first quarter 46,668 options were exercised and in the second quarter 275 of the previously issued options were exercised.

    Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding during the period. The dilutive effect of stock options is excluded from basic earnings per share, but included in the computation of diluted earnings per share.

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                               Three Months Ended                Six Months Ended
                                                                     June 30,                         June 30,
                                                              1999             1998             1999            1998
                                                              ----             ----             ----            ----

Numerator:
      Net income                                        $        1,039              921           1,922            2,061
                                                           ============     ============     ===========     ============

Denominator:
      Denominator for basic earnings per share -
      weighted average shares                                    2,921            2,901           2,921            2,884

Effect of dilutive securities:
      Employee stock options                                        28               56              27               67
                                                           ------------     ------------     -----------     ------------

Denominator for diluted earnings per share -
      adjusted weighted average shares and
      assumed conversion                                         2,949            2,957           2,948            2,951
                                                           ============     ============     ===========     ============

Basic earnings per share                                $         0.36             0.32            0.66             0.71
                                                           ============     ============     ===========     ============

Diluted earnings per share                              $         0.35             0.31            0.65             0.70
                                                           ============     ============     ===========     ============

The market value of the common shares of the Company at June 30, 1999 was $21.00.

Financial Review Management's Discussion and Analysis of Financial Condition and Results of Operation

Highlights

    Total Assets were $425,993,000 at June 30, 1999 and $405,157,000 at December 31, 1998 which is an increase of $20,836,000 or 5.1%. Deposits decreased by $738,000 from $307,360,000 at December 31, 1998 which is a decrease of .2 % at June 30, 1999. Total net loans as of December 31, 1998 were $222,826,000, and increased by $15,515,000 or 7.0% to $238,341,000 at June 30, 1999.

    The average earning assets were $398,347,000 during the six months ended June 30, 1999 and $364,434,000 during the six months ended June 30, 1998. This is an increase of $33,913,000 or 9.3%. For the second quarter average earning assets were $404,945,000 for 1999 and $367,109,000 for 1998, an increase of
$37,836,000 or 10.3%.

    Average total assets during the six months ended June 30, 1999 were $422,634,000 and $387,349,000 for the six months ended June 30, 1998 and
$429,356,000 and $390,683,000 for the three months ended June 30, 1999 and 1998, respectively. The return on average total assets was 1.0% for both six months and three months ended June 30, 1999. The return on average total assets was 1.0% for both six months and three months ended June 30, 1998. Return on average equity for six and three months ended June 30, 1999 were 10.9% and 11.8%, respectively, and for the same periods in 1998 were 12.3% and 11.0%. Average equity was $35,414,000 for the first six months and $35,089,000 for the second quarter of 1999 and $33,471,000 for the first six months and $33,565,000 for the second quarter of 1998.

    Net income decreased $139,000 or 6.7% comparing the first six months of 1999 to the first six months of 1998. The decrease in 1999 was driven by an increase in total other operating expense. This increase was offset by a lesser increase in net interest income after provisions for loan loss. Net income for the second quarter of 1999 increased $118,000 or 12.8% compared to the same period in 1998. During the second quarter of 1999 an $88,000 gain was recognized on sale of available for sale securities and no gain was recognized during the same period in 1998. Also, during the second quarter of 1999 there was a slight increase in other operating expense that was partially offset by an increase in net interest income.

    Net income per diluted share was $0.65 for the first six months of 1999 and $0.70 for the first six months of 1998. The decrease in earnings per share was a result of lower net income. Net income per diluted share for three months ended June 30, 1999 and June 30, 1998 was $0.35 and $0.31, respectively. Earnings per basic share was $0.66 and $0.71 for the six months ended June 30, 1999 and 1998, and $0.36 and $0.32 for the three months ended June 30, 1999 and 1998, respectively.

Available for Sale and Securities Held to Maturity

     A major factor in the increase of total assets at June 30, 1999 is the increase in the Bank's securities portfolio of $8,260,000 or 5.6%. There was an increase of $15,787,000 or 46.3% over December 31, 1998 in Federal agency mortgage backed obligation securities available for sale. Offsetting this increase was a decrease in the Bank's securities held to maturity of $7,216,000 or 15.6%. The increase in the securities portfolio in 1999 over 1998 in securities available for sale is a result of the investment of funds borrowed from the Federal Home Loan Bank of Pittsburgh. In the first quarter of 1999 the bank increased securities available for sale as part of its asset/liability strategy to enhance net interest income.

Net Loans

     Net loans increased by $15,515,000 or 7.0% over December 31, 1998. This was the second major factor in the increase of total assets. This increase in net loans was primarily driven by a $6.0 million increase in Home Equity loans as a result of a special promotion offered by the Bank in the first quarter of 1999. Money used to finance these loans was funded from a portion of the borrowings from the Federal Home Loan Bank of Pittsburgh in the first quarter of 1999. All other loan areas increased for the first six months of 1999 due to general market conditions.

Other Assets

    Other assets increased to $3,761,000 at June 30, 1999 from $1,843,000 at December 31, 1998. This increase was due to the deferred tax on the Bank's available for sale securities.

Total Deposits

    Total  Deposits  were  $306,662,000  at June 30,  1999 and  $307,360,000  at
December 31, 1998 which is a decrease of $738,000 or .2%. During the first six month of 1999 NOW and Super NOW decreased $5,290,000 or 13.8%. Money market accounts also decreased by $2,227,000. Offsetting these decreases were increases in demand-non interest bearing of $2,970,000 and $3,664,000 in savings. Time deposits continue to remain fairly constant. Federal fund rates, which are a driving factor in the pricing of liabilities, have continued to remain stable in 1999. These interest rates have led to a trend from long-term instruments to intermediate and short-term instruments reflecting the consumers' unwillingness to commit their funds for extended periods of time.

Financial Review Management's Discussion and Analysis of Financial Condition and Results of Operation, continued

Other Borrowed Money

    Total liabilities were $392,511,000 at June 30, 1999 and $369,691,000 at December 31, 1998 which is an increase of $22,820,000 or 6.2%. The largest increase in total liabilities was the result of an increase in Other borrowed money of $23,051,000 over December 31, 1998. Management borrowed $25,000,000 in February of 1999 from Federal Home Loan Bank of Pittsburgh (which will mature in February, 2009). The money borrowed was invested in mortgage backed securities and the Bank's loan portfolio. Bank management believes that it was appropriate to take advantage of borrowing at a rate lower than the rate received in investing in Federal agency mortgage backed obligation available for sale securities.


Net Interest Income

    Net interest income for the first six months of 1999 increased $29,000 or .4% compared with the same period of 1998. While net interest income for the second quarter of 1999 increased $92,000 or 2.6% over the second quarter of 1998. Total interest income increased $482,000 and $321,000 for six and three months ended June 30, 1999. The increase in interest income was the result of an increase in the total average of interest earning assets. Interest earning assets were up $33,913,000 and $37,836,000 for the six and three months of 1999 compared to the same periods in 1998. The security portfolio provided $162,000 of the increase and the loan portfolio provided $260,000 for the six months ended June 30, 1999. Total interest expense also increased $453,000 resulting in a net increase of $29,000 or .4% in net interest income. During the first quarter of 1999 the Bank borrowed an additional $25,000,000 from Federal Home Loan Bank of Pittsburgh. The money borrowed was invested in mortgage backed securities and also used to increase our loan portfolio. Offsetting the increase of interest income for the six and three months ended June 30, 1999 was interest expense on other borrowed money which was up $401,000 and $253,000, respectively for the same period in 1998. Total interest expense on deposits remained fairly constant for both the quarter and six months ended June 30, 1999 as compared to the prior year.

    In addition to gap management, the Company also uses simulation analysis to help monitor and manage interest rate risk. In this analysis the Company examines the result of a 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities as well as growth rates of deposit and loan portfolios. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in their balance sheet. Below are the results of this ratio shock analysis as of June 30, 1999 and 1998.


                                      June 30, 1999                                   June 30, 1998
                    ------------------------------------------------------------------------------------------------
                        Net Interest       Percentage Change in           Net Interest       Percentage Change in
  Change in Rates       Income Change       Net Interest Income           Income Change       Net Interest Income

       +200                  (2)                  (0.01%)                      509                   3.80%
      Static                  -                      -                          -                      -
       -200                (1,056)                (7.22%)                    (1,334)               (10.00%)

A 200 basis point rise in interest rates results in a .01% decrease in interest income. A 200 basis point decrease in interest rates results in a decrease in interest income primarily due to optionality in the Company's securities portfolio. In a falling rate environment it is assumed that certain of the Company's securities would be called and the resulting cash flows would be reinvested at the lower prevailing rates.

Provision / Reserve for Loan Losses and Nonperforming Loans


                                                       Quarter Ended               Year Ended              Quarter Ended
                                                          June 30,                December 31,                June 30,
                                                            1999                      1998                      1998
                                                      ---------------------------------------------------------------------

Balance at beginning of period                     $         2,909,000                 2,759,000                 2,759,000
Recoveries                                                      22,000                    38,000                    33,000
Less:  Charge Offs                                             140,000                   308,000                   162,000
Provision for Loan Losses                                      185,000                   420,000                   300,000
---------------------------------------------------------------------------------------------------------------------------
Balance at end of period                           $         2,976,000                 2,909,000                 2,930,000
---------------------------------------------------------------------------------------------------------------------------

The provision for loan losses for the first six months of 1999 amounted to $185,000 and $110,000 for the three months ended June 30, 1999. It was $300,000 for the six months ended 1998, and $150,000 for the three months ended 1998. Net charge offs for the first six months of 1999 totaled $118,000 while net charge offs for the comparable period in 1998 were $129,000. The ratio of net charge offs to average loans outstanding was .05% for both the first six months of 1999 and 1998.

Financial Review Management's Discussion and Analysis of Financial Condition and Results of Operation, continued

Provision / Allowance for Loan Losses and Nonperforming Loans, continued

    The allowance for loan losses at June 30, 1999 totaled $2,976,000, increasing $67,000 or 2.3% from $2,909,000 at December 31, 1998. The Company's ratio of allowance for loan losses to total loans outstanding was 1.23% at June 30, 1999, and the same ratio as of December 31, 1998 was 1.29%. The decline in this ratio reflects the growth in the Bank's loan portfolio and a decrease in non-performing loans.

    Non-performing loans are listed as follows:

                                                 6/30/99                      12/31/98
                                               -------------                -------------

Non Accrual                                 $     1,522,000              $     1,684,000
90 Days and More Past Due                           941,000                      838,000
Restructured                                      1,040,000                    1,247,000
                                               -------------                -------------
                                            $     3,503,000              $     3,769,000


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

    The loan loss reserve as of June 30, 1999 has been deemed adequate by management. This amount is sufficient to cover inherent losses in the loan portfolio given the present past due, nonperforming and classified levels. Determination of loan loss reserve adequacy follows the guidelines in the Comptroller's Banking Circular No.201(revised), including risk loss analysis, specific allocations for problematic credits and provision for class loans, and the requirements of SFAS No. 114, as amended.

Other Operating Income

    Other operating income for the first six months of 1998 was $1,437,000, decreasing 2.3% to $1,404,000 reported for the first six months of 1999. There was a gain recognized for the sale of securities available for sale in 1999 for the first six months of $88,000 compared to $296,000 for the same period of 1998. Other operating income for the three months ended June 30, 1999 increased $177,000 or 30.3%. The Company did recognize a gain on the sale of securities available for sale of $88,000 during the second quarter of 1999. There were no gains in 1998 for the same period.

    ATM fees increased $78,000 and $41,000 for the six and three months ended June 30, 1999. This increase was attributable to a volume increase.

    Service charge income on deposit accounts increased for both three and six months ended June 30, 1999 compared to the same periods in 1998. This increase was due to an increase in the fees collected for returned items and an increased number of accounts subject to service charge routines of the Bank. During the first quarter of 1999 pricing of service charges and maintenance fees were increased based upon an earnings improvement study completed by management of the Bank.

Other Operating Expenses

    Total other operating expenses were $5,738,000 in the first six months of 1999 while other operating expenses were $5,388,000 in the first six months of 1998 reflecting an increase of $350,000 or 6.5%. For the second quarter of 1999 total other operating expense was up $151,000 or 5.6% over the same period in 1998. The 1999 increase in salaries for the six and three months ended June 30, 1999 was attributable to normal salary increase and an increase in full-time equivalents. Furniture and Equipment expense for both six and three months ended June 30, 1999 was up 35.1% and 28.0%. The increase for these periods was primarily due to an increase in maintenance contracts on our expanded ATM network. During the second quarter of 1998 we replaced computer hardware and software to update for Year 2000 compliance. The Bank purchased a tract of land on 455 Market Street, Kingston, Pennsylvania for the purpose of constructing a full service office. This office was completed in November of 1998 and replaced the existing Kingston leased office. These changes to the Bank resulted in increased depreciation.

    Other expenses for the second quarter of 1999 remained fairly constant compared to the second quarter in 1998. Other expenses increased by $139,000 for the six months ended June 30, 1999 or 8.1% compared with the same period of 1998. A significant portion of

Financial Review Management's Discussion and Analysis of Financial Condition and Results of Operation, continued

Other Operating Expenses, continued

the increase was in marketing expense which was up $33,000. In April of 1998 the Bank contracted with an advertising company for one year to develop a new marketing campaign. This also includes marketing the relocation of an existing branch during the fourth quarter of 1998.

    Other expenses also increased for the six months ended June 30, 1999 as a result of the following which occurred during the first quarter: Effective October 12, 1998, Donald A. Hoyle, Jr., the former President and Chief Executive Officer of the Company, retired from his positions with the Company and the Bank. In connection with such retirement, the Company and Mr. Hoyle entered into a Retirement Agreement and Mutual release, dated March 16, 1999 (collectively, the "Agreements"). Mr. Hoyle also resigned his position as a director of the Company as of such date. The Agreements provide for severance benefits to be paid to Mr. Hoyle in the form of a lump sum payment of $216,190 (less applicable federal, state and local withholding taxes). Such payment includes among other things, payment for all accrued but unused vacation pay. The Company also agreed to continue any fringe benefits payable to Mr. Hoyle after October 12, 1998, only to the extent that such continuance is required by law. The Retirement Agreement also provides that after October 12, 1998, no further premiums shall be paid by the Bank on a life insurance policy on the life of Mr. Hoyle issued by Principal Mutual Life Insurance Company. Mr. Hoyle also acknowledged that he owed the Bank $289,560 pursuant to his obligation to reimburse the Bank for premiums advanced by the Bank pursuant to such policy. Mr. Hoyle agreed to repay the Bank the sum of $252,875 for life insurance premiums paid by the Bank pursuant to this policy and the bank agreed to forgo the balance of the life insurance premiums paid. In exchange for this payment, Mr. Hoyle agreed that he will receive no other wages, bonuses, severance or other similar payments or benefits from the Company except as provided in the Retirement Agreement. In consideration for this retirement benefit, Mr. Hoyle agreed to release the Company and its affiliates from any and all claims that he has against the Company. $175,000 of the expense incurred as a result of this Agreement were accrued for in 1998, the remaining amount was expensed in the first quarter of 1999, for an additional first quarter expense of approximately $78,000.

    Net occupancy expense of bank premises and data processing expense for both three and six months ended June 30, 1999 remained fairly constant with a slight increase or decrease in each of the categories as compared to the same period of 1998.

Income Taxes

    The provision for income taxes for the first six months of 1999 was $680,000 and $780,000 for the first six months of 1998. The effective rate for the first six months of 1999 was 26.1% and 27.5% for the same period of 1998. The effective rate for the second quarter was 26.8% for 1999 and 26.9% for 1998. The fluctuation in the Company's tax expense and effective tax rate is primarily due to management's strategy in investing in tax free securities and to the level of pre-tax income.


Capital Management and Liquidity and Rate Sensitivity


    The objectives of the Corporation's capital management policy place an emphasis on both current financial positioning and future capital needs based on anticipated growth. These objectives are maintained by management which monitors its liquidity requirements through its asset/liability management program. This program, with other management analysis, enables the bank to meet its cash flow requirements and adapt to the changing needs of the Corporation's customers and the requirements of regulatory agencies. As of June 30, 1999, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of greater than or equal to 10%, 6%, and 5%, respectively.

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

Company State of Readiness

    The Company has completed an assessment and testing of its financial and operational software systems in accordance with the various regulatory agency guidance documents. The Company is maintaining an inventory of hardware and software systems, which ranges from mission critical software systems and personal computers to security and video equipment, and general office equipment. The Company has prioritized its hardware and software systems which focus on the most critical systems first. In connection with the Company's assessment, a number of the less significant third party vendors advised the Company that their software is Year 2000 compliant, and the Company has fully tested that software.

     The Company has completed an assessment of its core financial and operational software systems and has taken the necessary steps to bring them into compliance. Our Year 2000 project plan is in place and the testing of our core applications for critical dates has been completed. The Company performed significant Year 2000 testing prior to December 31, 1998 and through June 30, 1999. All core applications tested were Year 2000 compliant and it is therefore anticipated that all core applications are fully compliant.

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

Cost of Year 2000

    Over the past several years, the Company's Technology Plan has called for an aggressive schedule for installing new systems or upgrading old systems in order to build a technology infrastructure which will allow the Company to offer competitive products while providing for internal efficiencies and customer service improvement. The Technology Plan has resulted in positioning the Company to continue its technology improvements while avoiding specific costly Year 2000 issues. Based on preliminary information, costs of addressing potential problems are estimated to be $400,000. The Bank had expenditures of $260,000 in 1998 for Y2K related matters, of which $10,000 was expensed in 1998 and $250,000 was capitalized and will be amortized over the next five years. Additionally, during 1999 the bank anticipates further expenditures of $140,000, all of which will be capitalized and amortized over the next five years, with $20,000 expensed in 1999. This cost is primarily associated with purchasing new equipment and software.

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

Forward Looking Statements

         Within these financial statements we have included certain "forward looking statements" concerning the future operations of the Corporation. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all "forward looking statements" contained in our financial statements. We have used "forward looking statements" to describe the future plans and strategies including our expectations of the Corporation's future financial results and Year 2000 issues. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Pennsylvania, and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements.
                                    Page 14

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

None

Item 3.  Default Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

            (a) The annual meeting of Pioneer  American  Holding Corp was held on June 8, 1999.

            (b) Three  directors  were  elected at this  meeting for four year terms as follows:

                                Gene E.   Goldenziel
                                William K. Nasser
                                John W. Walski

Item 5.  Other Information

On June 8, 1999 William K. Nasser resigned from the Company's Board and was named director emeritus. Joseph Nasser, his son, was appointed to the Board to fill the vacancy and was also elected to the bank subsidiary Board.

Information concerning beneficial ownership of the individual named above follows:

Name                     Shares of common stock             Percent of
                         Beneficially Owned                 Class

Joseph Nasser                   23,587*                        .80

*Includes 6,343 shares owned jointly with spouse and 14,688 shares held in trust for daughters

Item 6.  Exhibits and Reports on Form 8-K

None

                                  SIGNATURES *

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PIONEER AMERICAN HOLDING COMPANY, CORP.

Date:  August 7, 1999             By /s/ John W. Reuther
                                     John W. Reuther
                                     President & C.E.O.




Date:  August 7, 1999             By /s/ Patricia Cobb Esq.
                                     Patricia Cobb Esq.
                                     Executive Senior Vice President/
                                     In-House Counsel