Form 10-Q
period 1999-09-30
PIONEER AMERICAN HOLDING CO CORP
filed 1999-11-12
CIK 760731

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

                                        or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________________ to _______________________ (Amended by Exch Act Rel No. 312905. eff 4/26/93.)
Commission file Number 0-14506

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No


                       APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares outstanding as of September 30, 1999 2,864,307 shares

                                    INDEX

                   PIONEER AMERICAN HOLDING COMPANY, CORP.

PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

            Consolidated Balance Sheets--September 30, 1999
             and December 31, 1998.----------------------------------Page  2-3

            Consolidated Statements of Operations-Three and Nine
             months ended September 30, 1999 and 1998----------------Page  4

            Consolidated Statements of Cash Flows--Nine months
             ended September 30, 1999 and 1998.----------------------Pages 5-6

            Notes to Consolidated Financial Statements--
             September 30, 1999.-------------------------------------Pages 7-8

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.-------------------------------Pages 9-14

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings----------------------------------------Page 15

   Item 2.  Changes in Securities------------------------------------Page 15

   Item 3.  Defaults upon Senior Securities--------------------------Page 15

   Item 4.  Submission of Matters to a Vote of Security Holders------Page 15

   Item 5.  Other Information----------------------------------------Page 15

   Item 6.  Exhibits and Reports on form 8-K-------------------------Page 15



   SIGNATURES--------------------------------------------------------Page 16


PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Balance Sheets
                                                                             (Dollars in thousands)
----------------------------------------------------------------------------------------------------------------
                                                                   September 30,                 December 31,
                                                                        1999                         1998
Assets                                                              (Unaudited)
----------------------------------------------------------------------------------------------------------------
Cash and due from banks                                         $      13,419                       13,977
Federal funds sold                                                      2,425                        7,600

Securities available for sale (cost of securities of $119,558 on September 30, 1999 and $100,057 on December 31, 1998)

     Federal agency mortgage backed obligations                        47,849                       34,127
     Other obligations of Federal agencies                             46,665                       47,537
     Obligations of states and political subdivisions                  14,894                       13,289
     Other securities                                                   6,139                        6,126
----------------------------------------------------------------------------------------------------------------
Total securities available for sale                                   115,547                      101,079
----------------------------------------------------------------------------------------------------------------

Securities held to maturity  (approximate  market  value of $36,750 on September
     30, 1999 and $46,729 on December 31, 1998)

        Federal agency mortgage backed obligations                     29,131                       35,838
        Obligations of states and political subdivisions                8,313                       10,340
----------------------------------------------------------------------------------------------------------------
Total securities held to maturity                                      37,444                       46,178
----------------------------------------------------------------------------------------------------------------

Loans, net of unearned discount and deferred loan fees                240,566                      225,735
Allowance for loan losses                                              (3,000)                      (2,909)
----------------------------------------------------------------------------------------------------------------
Net loans                                                             237,566                      222,826
----------------------------------------------------------------------------------------------------------------

Accrued interest receivable                                             2,974                        2,547
Premises and equipment                                                  6,483                        7,067
Other real estate owned                                                 1,101                        1,449
Other assets                                                            4,333                        1,843
Cost in  excess  of fair  value  of net  assets  acquired  (net  of  accumulated amortization of $981 at September 30,
     1999 and $952 at December 31, 1998)                                  562                          591
----------------------------------------------------------------------------------------------------------------

Total assets                                                    $     421,854                      405,157
----------------------------------------------------------------------------------------------------------------



PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Balance Sheets, Continued
                                                                         (Dollars in thousands)
------------------------------------------------------------------------------------------------------------
                                                               September 30,                  December 31,
                                                                   1999                           1998
Liabilities and Stockholders' Equity                            (Unaudited)
------------------------------------------------------------------------------------------------------------
Deposits:
     Demand - noninterest bearing                               $      48,808                        42,931
     NOW and Super NOW                                                 35,189                        38,462
     Savings                                                           56,361                        56,714
     Money Market                                                      22,655                        22,481
     Time                                                             141,619                       146,772
------------------------------------------------------------------------------------------------------------
Total deposits                                                        304,632                       307,360
------------------------------------------------------------------------------------------------------------

Accrued interest payable                                                2,085                         2,095
Dividends payable                                                         573                           581
Other borrowed money                                                   80,409                        58,357
Other liabilities                                                       2,249                         1,298
------------------------------------------------------------------------------------------------------------

Total liabilities                                                     389,948                       369,691
------------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Common  stock,  $1 par  value  per  share,  25,000,000  shares  authorized;
     2,935,367 shares at September 30, 1999 and 2,904,309 at December 31, 1998
      issued                                                            2,935                         2,904
     Additional paid-in capital                                        11,913                        11,768
     Retained earnings                                                 21,435                        20,120
     Accumulated other comprehensive (loss)income                      (2,647)                          674
     Less:  Treasury stock at cost (71,060 shares)
            on September 30, 1999                                      (1,730)                            0
------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                             31,906                        35,466
------------------------------------------------------------------------------------------------------------





Total liabilities and stockholders' equity                      $     421,854                       405,157
------------------------------------------------------------------------------------------------------------



PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statement of Operations (Unaudited)
                                                           Three Months Ended                  Nine Months Ended
                                                         (Dollars in thousands)             (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------
                                                     September 30,    September 30,      September 30,     September 30,
                                                         1999             1998               1999              1998
------------------------------------------------------------------------------------------------------------------------
Interest income:
    Interest and fees on loans                       $    4,908           4,803             14,642            14,277
    Interest on Federal funds sold                           47             162                198               253
    Interest on investments:
              Taxable                                     2,092           1,842              6,167             5,824
              Non-taxable                                   316             270                943               828
------------------------------------------------------------------------------------------------------------------------
Total interest income                                     7,363           7,077             21,950            21,182
------------------------------------------------------------------------------------------------------------------------

Interest expense:
    Interest on deposits                                  2,562           2,721              7,918             8,002
    Interest on Federal funds purchased                       0               0                  0                23
    Interest on other borrowed money                      1,136             881              3,246             2,590
------------------------------------------------------------------------------------------------------------------------
Total interest expense                                    3,698           3,602             11,164            10,615
------------------------------------------------------------------------------------------------------------------------
Net interest income                                       3,665           3,475             10,786            10,567

Provision for loan losses                                    95             150                280               450
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses       3,570           3,325             10,506            10,117
------------------------------------------------------------------------------------------------------------------------

Other operating income:
    Service charges on deposit accounts                     400             345              1,148               982
    Gain on sale of available for sale securities             0               0                 88               296
    Gain on call of securities held to maturity               0               2                  0                 2
    ATM fees                                                173             156                470               375
    Other income                                            139             150                410               435
------------------------------------------------------------------------------------------------------------------------
Total other operating income                                712             653              2,116             2,090
------------------------------------------------------------------------------------------------------------------------
Other operating expenses:
    Salaries and employee benefits                        1,317           1,319              4,038             3,989
    Net occupancy expense of bank premises                  252             250                806               769
    Furniture and equipment expenses                        242             201                731               563
    Data processing expense                                  55              64                177               188
    Other expenses                                          852             908              2,704             2,621
------------------------------------------------------------------------------------------------------------------------
Total other operating expenses                            2,718           2,742              8,456             8,130
------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                1,564           1,236              4,166             4,077

Income tax expense                                          430             329              1,110             1,109
------------------------------------------------------------------------------------------------------------------------
Net income                                           $    1,134             907              3,056             2,968
------------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss)income net of tax
    Unrealized gain/loss on securities
     Unrealized holding gain/(loss) arising during
           the period                                      (582)            393             (3,263)              450
     Less reclassification adjustment for gains
           included in net income                             0              (1)               (58)             (197)
     Comprehensive (loss)income                             552           1,299               (265)            3,221
------------------------------------------------------------------------------------------------------------------------
Earnings Per Share Data:

Basic                                                $     0.39            0.31               1.05              1.03
Diluted                                                    0.39            0.31               1.04              1.01
------------------------------------------------------------------------------------------------------------------------



PIONEER AMERICAN HOLDING COMPANY, CORP
Consolidated Statements of Cash Flows (Unaudited)                         Nine Months Ended
                                                                        (Dollars in thousands)
--------------------------------------------------------------------------------------------------------
                                                               September 30,               September 30,
                                                                    1999                       1998
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                 $       3,056                     2,968

     Adjustments to reconcile net income to net
        cash from operating activities:
            Net gain on call of securities                                  0                        (2)
            Net gain on sale of securities available for sale             (88)                     (296)
            Accretion of discount on securities
                and money market investments                             (118)                      (32)
            Amortization of premium on investment
                securities                                                324                       263
            Provision for loan losses                                     280                       450
            Decrease in deferred loan fees                                (59)                      (73)
            Decrease (increase) in accrued interest receivable           (427)                      483
            Depreciation and amortization of premises
                and equipment                                             790                       630
            Loss/(gain) on sale of premises and equipment                   1                        (6)
            Loss on sale of other real estate                              90                       119
            Proceeds from the sale of mortgages
                and PHEAA loans held for sale                           1,299                     4,238
            Net increase in mortgage and PHEAA loans
                held for sale                                          (1,299)                   (4,238)
            Gain on sale of mortgages and PHEAA loans                     (11)                      (43)
            Increase in other assets                                     (778)                   (1,784)
            Amortization of goodwill                                       29                        29
            (Decrease) increase in accrued interest payable               (10)                       16
            Increase in other liabilities                                 951                     1,479
--------------------------------------------------------------------------------------------------------
     Total adjustments to reconcile net income to net cash
        from operating activities                                         974                     1,233
--------------------------------------------------------------------------------------------------------
Net cash from operating activities                                      4,030                     4,201
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Proceeds from maturities and calls of securities
        held to maturity                                                8,571                    12,584
     Proceeds from maturities and calls of
        securities available for sale                                  15,827                    17,098
     Proceeds from sales of securities available for sale               4,626                    12,012
     Purchases of securities held to maturity                               0                   (25,705)
     Purchases of securities available for sale                       (39,909)                  (17,980)
     Net increase in loans made to customers, excluding
        provision for loan losses and change in
        deferred loan fees                                            (15,297)                  (13,799)
     Acquisition of premises and equipment                               (207)                   (1,390)
     Proceeds from sale of premises and equipment                           0                         7
     Proceeds from sale of other real estate                              605                       246
--------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (25,784)                  (16,927)
--------------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statements of Cash Flows, Continued (Unaudited)
                                                                            Nine Months Ended
                                                                          (Dollars in thousands)
------------------------------------------------------------------------------------------------------
                                                                     September 30,       September 30,
                                                                        1999                1998
------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase(decrease) in demand, NOW and Super NOW,
        savings, money market and time deposits.             $        (2,728)                   9,657
     Dividends paid                                                   (1,749)                  (1,646)
     Exercise of stock options                                           176                      337
     Purchase of treasury stock                                       (1,730)                       0
     Federal funds purchased                                               0                   (2,350)
     Addition to other borrowed money                                 25,000                   25,000
     Repayment of other borrowed money                                (2,948)                  (2,765)
------------------------------------------------------------------------------------------------------

Net cash from financing activities                                    16,021                   28,233
------------------------------------------------------------------------------------------------------

Net increase(decrease) in cash and cash equivalents                   (5,733)                  15,507

Cash and cash equivalents at beginning of period                      21,577                   14,918
------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                   $        15,844                   30,425
------------------------------------------------------------------------------------------------------

Supplemental Disclosure:
     Cash payments for interest                                       11,174                   10,033
     Cash payments for income taxes                                      989                    1,350
     Transfer of assets from loans
        to other real estate                                             347                      502
     Net unrealized loss (gain) on securities
        available for sale, gross                                      5,033                     (383)
     Tax effect on unrealized loss(gain)
        on securities available for sale                               1,712                     (130)
------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

    (1)  Summary of Significant Accounting Policies:

    Business--Pioneer American Holding Company, Corp. (the "Company") and its wholly owned subsidiary, Pioneer American Bank, National Association ("Pioneer") provide a wide range of banking services to individual and corporate customers through its branch banks in Lackawanna, Luzerne, Wayne, Wyoming, Susquehanna and Monroe counties in Northeastern Pennsylvania. Pioneer is subject to competition from other financial institutions and other financial services companies. Pioneer is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

    Basis of Financial Statement Presentation--The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended December 31, 1998. The results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. All material intercompany balances and transactions between the Company and its subsidiary have been eliminated. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Certain prior period numbers were reclassified to conform with current year presentation.

     Impact of Other Recently Issued Accounting Standards -- In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement (as amended by SFAS No. 137 in June, 1999)
establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of certain foreign currency exposures. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier adoption is permitted. The Company has not yet determined the impact, if any, of this statement, including its provisions for the potential reclassifications of investment securities, on earnings, financial condition or equity.

    (2)  Securities Portfolio

Securities available for sale at September 30, 1999 and December 31, 1998 are summarized as follows: (000's)

                                                                September 30,                      December 31,
                                                                   1999                                1998
                                                          Cost        Market Value              Cost        Market Value
                                                    ----------------------------------------------------------------------
Federal agency mortgage backed
     obligations                                    $     50,049            47,849             33,907            34,127
Other obligations of Federal agencies                     47,985            46,665             47,207            47,537
Obligations of State and Political subdivisions           15,385            14,894             12,817            13,289
Other securities                                          6,139              6,139              6,126             6,126
                                                    ----------------------------------------------------------------------

Securities available for sale:                      $    119,558           115,547            100,057           101,079
                                                    ----------------------------------------------------------------------

The adjustment in stockholders' equity for the unrealized loss of the securities available for sale at September 30, 1999, net of tax, was $(2,647,000). Included in net deferred tax assets is $1,364,000 for this same unrealized loss.

Securities held to maturity at September 30, 1999 and December 31, 1998 are summarized as follows: (000's)

                                                                September 30,                      December 31,
                                                                    1999                              1998
                                                          Cost        Market Value           Cost        Market Value
                                                    ----------------------------------------------------------------------
Federal agency mortgage backed
     obligations                                    $     29,131            28,276             35,838            35,979
Obligations of State and Political subdivisions            8,313             8,474             10,340            10,750
                                                    ----------------------------------------------------------------------

Securities held to maturity:                        $     37,444            36,750             46,178            46,729
                                                    ----------------------------------------------------------------------


Notes to Condensed  Consolidated  Financial  Statements
-------------------------------------------------------

     (3) Stockholders' Equity and Per Share Data

     The Company currently has one million shares of authorized, but unissued preferred stock. At September 30, 1999 there were 25,000,000 shares of common stock at $1 par value authorized with 2,935,367 shares issued and 2,864,307 outstanding.

     At September 30, 1999 the Company had issued and outstanding 45,125 options to purchase shares of the Company, exercisable at between $8.00 to $13.00 per share. Such options were issued with exercise prices equal to the market value of the Company's common shares at the time of the grant. In the first quarter of 1999 46,668 options were exercised, in the second quarter 275, and during the third quarter 10,125 of the previously issued options were exercised.

     Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding during the period. The dilutive effect of stock options is excluded from basic earnings per share, but included in the computation of diluted earnings per share.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                              Three Months Ended                Nine Months Ended
                                                                 September 30,                     September 30,
                                                             1999             1998             1999             1998
Numerator:
      Net income                                       $        1,134              907            3,056            2,968
                                                          ============     ============     ============     ============

Denominator:
      Denominator for basic earnings per share -
      weighted average shares                                   2,901            2,901            2,914            2,890

Effect of dilutive securities -
      Employee stock options                                       28               55               28               63
                                                          ------------     ------------     ------------     ------------

Denominator for diluted earnings per share -
      adjusted weighted average shares and
      assumed conversion                                        2,929            2,956            2,942            2,953
                                                          ============     ============     ============     ============

Basic earnings per share                               $         0.39             0.31             1.05             1.03
                                                          ============     ============     ============     ============

Diluted earnings per share                             $         0.39             0.31             1.04             1.01
                                                          ============     ============     ============     ============

The market value of the common shares of the Company at September 30, 1999 was $24.00 per share.

Management's Discussion and Analysis of Financial Condition and Results of Operation
--------------------------------------------------------------------------------
Highlights
----------

    Total assets increased $16,697,000 or by 4.1% to $421,854,000 at September 30, 1999 from $405,157,000 at December 31, 1998. The primary reasons for the increase were increases in Securities Available for Sale of $14,468,000, Net Loans of $14,740,000 and Other Assets of $2,490,000 offset by decreases in Cash And Due From Banks and Federal Funds Sold of $5,733,000 and Securities Held to Maturity of $8,734,000.

    Total liabilities increased $20,257,000 from December 31, 1998 to September 30, 1999. The primary reason for the increase was an increase in Other Borrowed Money of $22,052,000 offset by a decrease in Total Deposits of $2,728,000.

    Total Stockholders' Equity decreased $3,560,000 primarily as a result of a decrease in Accumulated Other Comprehensive Income combined with an increase in Treasury Stock which was partially offset by an increase in Retained Earnings.

    Average earning assets were $399,016,000 during the nine months ended September 30, 1999 and $366,630,000 during the nine months ended September 30, 1998. This is an increase of $32,386,000 or 8.8%. For the third quarter average earning assets were $400,355,000 for 1999 and $371,023,000 for 1998, an increase of $29,332,000 or 7.9%.

    Average total assets for the nine months ended September 30, 1999 were $423,585,000 and $390,083,000 for the nine months ended September 30, 1998 and $425,484,000 and $395,552,000 for the three months ended September 30, 1999 and 1998, respectively. The return on average total assets was 1.0% for nine months and 1.1% for three months ended September 30, 1999. The return on average total assets was 1.0% for both the nine months and three months ended September 30, 1998. Return on average equity for the nine and three months ended September 30, 1999 were 11.6% and 13.3%, respectively, and for the same periods in 1998 were 11.7% and 10.6%. Average equity was $34,977,000 for the first nine months and $34,102,000 for the third quarter of 1999 and $33,689,000 for the first nine months and $34,125,000 for the third quarter of 1998.

    Net income increased $88,000 or 3.0% comparing the first nine months of 1999 to the first nine months of 1998. The increase in 1999 was driven by an increase in net interest income after provision for loan losses. This increase was partially offset by a lesser increase in total other operating expense. Net income for the third quarter of 1999 increased $227,000 or 25.0% compared to the same period in 1998. This increase was primarily due to increases in net interest income after provision for loan losses and in other operating income combined with a slight decrease in operating expenses. These increases were partially offset by an increase in income taxes.

    Net income per diluted share was $1.04 for the first nine months of 1999 and $1.01 for the first nine months of 1998. Net income per diluted share for three months ended September 30, 1999 and September 30, 1998 was $0.39 and $0.31, respectively. Earnings per basic share was $1.05 and $1.03 for the nine months ended September 30, 1999 and 1998, and $0.39 and $0.31 for the three months ended September 30, 1999 and 1998, respectively.

Available for Sale and Securities Held to Maturity
--------------------------------------------------

    The Bank's securities portfolio increased $5,734,000 or 3.9% at September 30, 1999 compared to December 31, 1998. There was an increase of $13,722,000 or 40.2% over December 31, 1998 in Federal agency mortgage backed securities available for sale. Offsetting this increase was a decrease in the Bank's securities held to maturity of $8,734,000 or 18.9%. The increase in the securities portfolio in 1999 over 1998 in securities available for sale is a result of the investment of funds borrowed from the Federal Home Loan Bank of Pittsburgh to enhance net interest income and to assist the Company in its asset liability strategies.

Net Loans
---------

    Net loans increased by $14,740,000 or 6.6% at September 30, 1999 compared to December 31, 1998. This increase in net loans was primarily driven by a $6.0 million increase in Home Equity loans as a result of a special promotion offered by the Bank in the first quarter of 1999. Money used to finance these loans was funded from a portion of the borrowings from the Federal Home Loan Bank of Pittsburgh during the first quarter of 1999. All other loan categories increased for the first nine months of 1999, with the mix of loans remaining substantially unchanged from December, 1998 to September, 1999.

Other Assets
------------

    Other assets increased to $4,333,000 at September 30, 1999 from $1,843,000 at December 31, 1998. This increase was primarily due to the increase in the deferred tax on the Bank's available for sale securities.

Total Deposits
--------------

     Total Deposits were $304,632,000 at September 30, 1999 and $307,360,000 at December 31, 1998, a decrease of $2,728,000 or .9%. During the first nine months of 1999 NOW and Super NOW decreased $3,273,000 or 8.5%. Time deposit accounts also decreased by $5,153,000. Offsetting these decreases was an increase in

Management's Discussion and Analysis of Financial Condition and Results of Operation, continued
--------------------------------------------------------------------------------

Total Deposits, continued
-------------------------

demand non-interest bearing deposits of $5,877,000. Savings and money market deposits remained fairly constant.

Other Borrowed Money
--------------------

     Other borrowed money increased $22,052,000 at September 30, 1999 from December 31, 1998. Management borrowed $25,000,000 in February of 1999 from Federal Home Loan Bank of Pittsburgh (which will mature in February, 2009). The money borrowed was invested in mortgage backed securities and used to fund an increase in the Bank's loan portfolio.

Net Interest Income
-------------------

     Net interest income before the provision for loan losses increased by $219,000 to $10,786,000 and by $190,000 to $3,665,000 for the nine and three month periods ended September 30, 1999 compared to the same periods during the prior year.

     Total interest income increased $768,000 and $286,000 for the nine and three month periods ended September 30, 1999 compared to the same periods in 1998. Average interest earning assets increased by $32,386,000 and $29,332,000 for the nine and three month periods in 1999 compared to the same periods in 1998. The average yield on interest earning assets decreased approximately 40 and 20 basis points using the same 1999 and 1998 comparative periods.

     Total interest expense increased $549,000 and $96,000 for the nine and three month periods ended September 30, 1999 compared to the same periods in 1998. Average interest bearing liabilities increased by $27,600,000 and $25,100,000 for the nine and three month periods in 1999 compared to the same periods in 1998. The average cost of interest bearing liabilities decreased approximately 15 and 20 basis points using the same 1999 and 1998 comparative periods.

Market Risk and Interest Rate Risk
----------------------------------

     Market risk is the risk to a Company's financial position resulting from changes in market prices or rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investment and deposit taking activities. The Company, through its asset liability management committee, works to evaluate, monitor and limit its exposure to interest rate risk.

     In addition to static gap analysis, the Company also uses simulation analysis to help monitor and manage interest rate risk. In this analysis the Company examines the result of a 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities as well as growth rates of deposit and loan portfolios. The results of this rate shock are a useful tool to assist the Company in assessing the interest rate risk inherent in its balance sheet. Below are the results of this rate shock analysis as of September 30, 1999 and 1998.

                                   September 30, 1999                              September 30, 1998
                    ------------------------------------------------------------------------------------------------
                        Net Interest       Percentage Change in           Net Interest       Percentage Change in
  Change in Rates       Income Change       Net Interest Income           Income Change       Net Interest Income
       +200                  108                   0.69%                       766                   5.40%
      Static                  -                      -                          -                      -
       -200                 (954)                 (6.15%)                    (1,737)               (12.40%)

     A 200 basis point rise in interest rates results in a .69% increase in interest income. A 200 basis point decrease in interest rates results in a decrease in interest income primarily due to optionality in the Company's securities portfolio. In a falling rate environment it is assumed that certain of the Company's securities would be called and the resulting cash flows would be reinvested at the lower prevailing rates.

Management's Discussion and Analysis of Financial Condition and Results of Operation, continued
--------------------------------------------------------------------------------

Provision / Reserve for Loan Losses and Nonperforming Loans
-----------------------------------------------------------

                                                     Nine Months Ended        Year Ended        Nine Months Ended
                                                        September 30,         December 31,         Sepember 30,
                                                            1999                  1998                1998
                                                      ------------------------------------------------------------
Balance at beginning of period                     $         2,909,000         2,759,000            2,759,000
Recoveries                                                      27,000            38,000               35,000
Less:  Charge Offs                                             216,000           308,000              207,000
Provision for Loan Losses                                      280,000           420,000              450,000
------------------------------------------------------------------------------------------------------------------
Balance at end of period                           $         3,000,000         2,909,000            3,037,000
------------------------------------------------------------------------------------------------------------------

     The provision for loan losses for the first nine months of 1999 amounted to $280,000 and $95,000 for the three months ended September 30, 1999. It was $450,000 for the nine months ended 1998, and $150,000 for the three months ended 1998. Net charge offs for the first nine months of 1999 totaled $189,000 while net charge offs for the comparable period in 1998 were $172,000. The ratio of net charge offs to average loans outstanding was .08% for both the first nine months of 1999 and 1998.

     The allowance for loan losses at September 30, 1999 totaled $3,000,000, increasing $91,000 or 3.13% from $2,909,000 at December 31, 1998. The Company's ratio of allowance for loan losses to total loans outstanding was 1.25% at September 30, 1999, and the same ratio as of December 31, 1998 was 1.29%. The decline in this ratio reflects the growth in the Bank's loan portfolio and a slight decrease in non-performing loans.

     Non-performing loans are listed as follows:

                                                09/30/1999                   12/31/1998
                                               -------------                -------------
Non Accrual                                 $     1,533,000              $     1,684,000
90 Days and More Past Due                           986,000                      838,000
Restructured                                      1,213,000                    1,247,000
                                               -------------                -------------
                                            $     3,732,000              $     3,769,000


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

    The loan loss reserve as of September 30, 1999 has been deemed adequate by management. This amount is sufficient to cover inherent losses in the loan portfolio given the present past due, nonperforming and classified loan levels. Determination of loan loss reserve adequacy follows the guidelines in the Comptroller's Banking Circular No.201(revised), including risk loss analysis, specific allocations for problematic credits and provision for class loans, and the requirements of SFAS No. 114, as amended.

Other Operating Income
----------------------

    Other operating income increased $26,000 or 1.2% and $59,000 or 9.0% for the nine and three month periods ended September 30, 1999 compared to the same periods in 1998. The increase for the nine month period was due primarily to increases in service fee and ATM fee income resulting from increased volume and an increase in service fees instituted during the first quarter of 1999. The increases for the nine month comparative period was partially offset by a decrease of $208,000 on gains from the sale of available for sale securities during the same period. The increase for the three month comparative period was due primarily to increases in service fee and ATM fee income.

Other Operating Expenses
------------------------

         Other operating expenses increased $326,000 or 4.0% and decreased $24,000 or 0.9% for the nine and three month periods ended September 30, 1999 compared to the same periods in 1998.

Management's Discussion and Analysis of Financial Condition and Results of Operation, continued
--------------------------------------------------------------------------------

Other Operating Expenses, continued
-----------------------------------

    Together with slight increases in salaries and employee benefits and occupancy expenses, the increase in other operating expenses for the nine month period was due primarily to a $168,000 increase in furniture and equipment expense combined with an $83,000 increase in other expenses. The increase in furniture and equipment expense resulted from increased depreciation expense during 1999 from the addition of computer equipment during the second quarter of 1998 along with the addition of a new branch office during the fourth quarter of 1998. The increase in other expenses resulted from severance expenses related to the retirement of the Company's former President and Chief Executive Officer and the Retirement Agreement and Mutual Release resulting therefrom which was signed March 16, 1999.

    The decrease in other operating expenses for the three month comparative period was due primarily to a $41,000 increase in furniture and equipment expenses resulting from increased depreciation expense which was more than offset by a decrease in other expenses of $56,000. The decrease in other expenses resulted primarily from decreases in marketing and other real estate expenses during the 1999 period.

Income Taxes
------------

    The provision for income taxes for the first nine months of 1999 was $1,110,000 and $1,109,000 for the first nine months of 1998. The effective rate for the first nine months of 1999 was 26.6% and 27.2% for the same period of 1998. The effective rate for the third quarter was 27.5% for 1999 and 26.6% for 1998. The fluctuation in the Company's tax expense and effective tax rate is primarily due to management's strategy of investing in tax free securities and to the level of pre-tax income.


Liquidity and Capital Adequacy
------------------------------

    The objectives of the Corporation's capital management policy place an emphasis on both current financial positioning and future capital needs based on anticipated growth. These objectives are maintained by management which monitors its liquidity requirements through its asset/liability management program. This program, together with other management analysis, enables the bank to meet its cash flow requirements and adapt to the changing needs of the Company's customers and the requirements of regulatory agencies. As of September 30, 1999, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under its regulatory guidelines. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of greater than or equal to 10%, 6%, and 5%, respectively.

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

Effects of Inflation
--------------------

    Economic conditions are reviewed by management in a continuing effort to adjust to the changing economic environment. The effects of these changes on the banking industry as a whole and in the Company's market area are reviewed by management in order to compete at a level consistent with the goals of profitability and a sound management policy.

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

    The banking industry is affected by inflation in a different manner than other industries, although certain changes have similar effects on both banks and other business enterprises. Current economic indicators are moving in the direction of possible inflationary changes. Interest rates have been fluctuating in response to economic changes, which will affect the asset/liability policy of the bank. Rates on deposits and loans are changed as necessary with consideration of economic and market conditions. Our continuing efforts to monitor all phases of the financial condition of all assets which can be affected by inflation include the pricing of collateral on a regular basis, as necessary.

Management's Discussion and Analysis of Financial Condition and Results of Operation, continued
--------------------------------------------------------------------------------

Year 2000
---------

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

Contingency Plan

    The Board of Directors and Management of the Company recognize that, despite efforts to renovate or replace mission-critical systems, the risk of disruption remains due to the failure of a resource which supports critical business activities. To provide for business continuity in the event of such disruptions, the Board has directed management to coordinate the development of contingency plans for each line of business designated as a core business process. Management has reevaluated identification of mission-critical resources and developed and documented Y2K scenarios which could result in the loss of one or more resources. Because of the number of critical resources and different combinations of failure scenarios, it is impossible to prepare for every conceivable event. Management has assigned probability and prioritized and allocated contingency planning resources based on the level of probability. The bulk of evaluation of contingency needs was completed by June, 1999. The Company has shifted to monitoring its contingency requirements in order to remain aware of any emerging issues. No new significant Year 2000 related issues have been detected.

Cost of Year 2000

    Over the past several years, the Company's Technology Plan has called for an aggressive schedule for installing new systems or upgrading old systems in order to build a technology infrastructure which will allow the Company to offer competitive products while providing for internal efficiencies and customer service improvement. The Technology Plan has resulted in positioning the Company to continue its technology improvements while avoiding specific costly Year 2000 issues. Based on preliminary information, costs of addressing potential problems are estimated to be $301,000. The Bank had expenditures of $260,000 in 1998 for Y2K related matters, of which $10,000 was expensed in 1998 and $250,000 was capitalized and will be amortized over the next five years. Additionally, during 1999 the bank has spent another $25,000 on Year 2000 related issues and anticipates spending approximately $16,000 more through the end of 1999. This cost is primarily associated with purchasing new equipment and software.

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

Management's Discussion and Analysis of Financial Condition and Results of Operation, continued
--------------------------------------------------------------------------------

Forward Looking Statements
--------------------------

    Within this quarterly report we have included certain "forward looking statements" concerning the future operations of the Corporation. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Corporation of the protections of such safe harbor with respect to all "forward looking statements" contained in this report. We have used "forward looking statements" to describe the future plans and strategies including our expectations of the Corporation's future financial results and Year 2000 issues. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Pennsylvania, and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements.

Part II.
-------

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

None

Item 3.  Default Upon Senior Securities
---------------------------------------

None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Pursuant to the proxy rules under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), the Company's stockholders are notified that the deadline for providing the Company timely notice of any stockholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Company's 2000 Annual Meeting of Stockholders (the "Annual Meeting") will be March 27, 2000. As to all such matters which the company does not have notice on or prior to March 27, 2000, discretionary authority shall be granted to the persons designated in the Company's proxy related to the Meeting. A stockholder proposal regarding the Meeting must be submitted to the Company at its office located at 41 N. Main Street, Carbondale, Pennsylvania by January12, 2000, to receive consideration for inclusion in the Company's 1999 proxy materials. Any such proposal must also comply with the proxy rules under the Exchange Act, including Rule 14a-8.

Item 5.  Other Information
--------------------------

None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None

                                  SIGNATURES *

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PIONEER AMERICAN HOLDING COMPANY, CORP.

Date:  November 7, 1999                  By /s/ John W. Reuther
                                           John W. Reuther
                                           President & C.E.O.




Date:  November 7, 1999                  By /s/ Richard J. Lapera
                                           Richard J. Lapera
                                           Vice President & Comptroller




Date:  November 7, 1999                  By /s/ Allan A. Muto
                                           Allan A. Muto
                                           Chief Financial Officer