Form 10-K
period 1999-10-31
PIONEER AMERICAN HOLDING CO CORP
filed 2000-03-13
CIK 760731

                FORM 10-K.--ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
[Fee Required]
For the fiscal year ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
[No Fee Required]
For the transition period from _____________________ to ________________________
Commission file Number 0-14506

                     Pioneer American Holding Company Corp.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

                      Pennsylvania                        23-2319931
           -------------------------------            -------------------
           (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)             Identification No.)

             41 North Main Street, Carbondale, PA              18407
            ---------------------------------------          ----------
           (Address of principal executive offices)          (Zip Code)

        Registrant's telephone number, including area code (570) 282-2662
          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class           Name of each exchange on which Registered
     -------------------           ------------------------------------------
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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405). $47,076,377

     NOTE: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding as of March 1, 2000 2,864,307 shares
                                ---------

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

                              10-K CROSS REFERENCE

                                                                                                          Page
PART I

      1. Business .......................................................................................  3-7
      2. Properties .........................................................................................7
      3. Legal Proceedings...................................................................................7
      4. Submission of Matters to a Vote of Security Holders.................................................8

PART II

      5. Market for the Registrant's Common Equity and Related
               Shareholder Matters.........................................................................2-3
      6. Selected Financial Data.............................................................................9
      7. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................................................10-35
      8. Financial Statements and Supplementary Data.....................................................36-63
      9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure................*

PART III

      10.  Information Concerning Directors and Executive Officers of the Registrant ....................67-68
      11.  Executive Compensation and Certain Transactions...............................................69-74
      12.  Security Ownership of Certain Beneficial Owners and
                  Management................................................................................74
      13.  Certain Relationships and Related Transactions...................................................75

PART IV

      14.  Exhibits, Financial Statement Schedules, and Reports  on Form 8-K
                  Financial Statements Filed:
                     Pioneer American Holding Company Corp.
                     Consolidated Balance Sheets, December 31, 1999 and 1998.............................36-37
                     Consolidated Statements of Operations, Years ended
                          December 31, 1999, 1998 and 1997..................................................38
                     Consolidated Statements of Changes in Stockholders'
                         Equity, Years ended December 31, 1999, 1998 and 1997...............................39
                     Consolidated Statements of Cash Flows, Years ended
                         December 31, 1999, 1998 and 1997................................................40-41
                     Notes to Consolidated Financial Statements..........................................42-63
                  Financial Schedules Filed:
                     All schedules applicable to the Registrant are included in the notes to the Financial Statements.
                     There were no reports filed on Form 8-K during the fourth
                         quarter of 1999.
                  Auditors' Opinion.........................................................................64

                  Exhibit:
                        Consent of Independent Auditors.....................................................**

----------
 *   Not applicable

** Copies of any exhibits not contained herein may be obtained by writing to John W. Reuther, President, Pioneer American Company Corp., 41 No. Main Street, Carbondale, Pa. 18407.

THE PIONEER AMERICAN HOLDING COMPANY CORP. AND SUBSIDIARY

Highlights of the Year


-------------------------------------------------------------------------------------------------------
                                                          1999              1998          % Change
-------------------------------------------------------------------------------------------------------
FOR THE YEAR
Total operating income                                   $ 32,220,000       31,263,000          3.06
Total operating expense                                    26,650,000       25,706,000          3.67
Income before income taxes                                  5,570,000        5,557,000          0.23
Income tax expense                                          1,488,000        1,535,000         (3.06)
Net income                                                  4,082,000        4,022,000          1.49
Total cash dividends declared                               2,314,000        2,235,000          3.53

AT YEAR END
Assets                                                    418,775,000      405,157,000          3.36
Deposits                                                  299,473,000      307,360,000         (2.57)
Loans, (net)                                              241,156,000      222,826,000          8.23
Securities available for sale                             112,134,000      101,079,000         10.94
Securities held to maturity                                36,612,000       46,178,000        (20.72)
Stockholders' equity                                       31,598,000       35,466,000        (10.91)

PER SHARE DATA
Net income (diluted)                                             1.39             1.36
Cash dividends declared                                          0.80             0.77
Book value *                                                    10.79            12.01
Number of shareholders                                          1,445            1,457
-------------------------------------------------------------------------------------------------------

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

         Quarterly highs and lows are presented below:

-----------------------------------------------------------------------------------------------------------------
                                            1999                       1998                         1997
                                     -------------------       ---------------------        ---------------------
Quarter                                High      Low              High       Low              High       Low
-----------------------------------------------------------------------------------------------------------------
First                                   22.50     19.00             23.50     21.38             25.00      22.25
Second                                  28.00     19.13             25.25     22.50             26.00      23.75
Third                                   26.00     20.75             24.50     22.00             24.75      23.25
Fourth                                  30.00     23.50             23.50     22.00             23.00      21.25
-----------------------------------------------------------------------------------------------------------------

         On March 1, 2000 the Holding Company had approximately 1,445 shareholders. The market price of the stock on this date was $19.75 per share. Cash dividends per share for 1999, 1998 and 1997 appear in the table below:

-----------------------------------------------------------------------------------------
Quarter                                             1999           1998             1997
-----------------------------------------------------------------------------------------
First                                            $   0.20            0.19           0.17
Second                                               0.20            0.19           0.17
Third                                                0.20            0.19           0.19
Fourth                                               0.20            0.20           0.19
-----------------------------------------------------------------------------------------

                                                 $   0.80            0.77           0.72
-----------------------------------------------------------------------------------------


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

         The Company's principal activities consist of owning and supervising the Bank, which engages in a full-service wholesale and retail banking business. The Bank employs 179 full-time equivalents. Through the Bank, the Company derives substantially all of its income from the furnishing of banking and banking-related services.

         The Bank

         The Bank was incorporated under federal law as a national bank in 1864. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law.


The Bank engages in a full-service wholesale and retail banking business, which is managed as a single operating segment. Service is provided to the Bank's customers through its main office and eighteen branch offices. Eight of these branch facilities are located within supermarkets. Many of the Bank's locations provide drive-in banking facilities and automated teller machines (ATM's) accessed through the "MAC" and "PLUS" systems. In addition to the ATM's located at the branches, there are 21 ATM's at remote locations. These locations include convenience stores, supermarkets, and corporate centers. The Bank's branch network serves Lackawanna and Luzerne Counties and parts of Wayne, Wyoming, and Monroe counties in northeastern Pennsylvania.

         The Bank's services include accepting time, demand and savings deposits, including interest bearing checking accounts, money market checking accounts, regular savings accounts, certificates of deposit and club accounts. Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions either directly or through regional industrial development corporations, making construction and mortgage loans and renting of safe deposit facilities. Additional services include making residential mortgage loans, home equity lines of credit, overdraft lines of credit, small business loans, student loans, etc. The Bank's business loans include seasonal credit collateral loans and term loans.

         The Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including Federal, state and local governments). The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

          The Bank's market area is concentrated in the primary trade areas of the branch locations. These 19 locations are throughout Northeastern Pennsylvania with offices in Lackawanna County (11), Luzerne County (4), Wayne County (1), Monroe County (2), and Wyoming County (1). The unemployment rate for Pennsylvania in the fourth quarter of 1999 was approximately 4.5%. In the counties in which the Company operates the rates were: Lackawanna 5.2%, Luzerne 5.3%, Wayne 4.5%, Monroe 5.6%, and Wyoming 4.9% . Northeastern Pennsylvania has maintained average vacancy rates with no expectation of over capacity in the foreseeable future. The loan portfolio of the Bank is primarily collateralized by commercial and residential real estate located in Northeastern Pennsylvania.

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

         Properties

         The principal executive offices of the Bank and Company are located at 41 N. Main Street, in the City of Carbondale, Lackawanna County, Pennsylvania. This building is owned by the bank and subject to a mortgage held by the former owner. In 1996 the Company also purchased a building located at 27 North Main Street, Carbondale, Pennsylvania. This property was acquired to provide needed office space for loan operations and administrative services. The Bank also owns properties located at 3 John F. Kennedy Drive, Archbald, Pennsylvania (Archbald Branch Office); Route 6, Carbondale, Pennsylvania (Schoolside Branch Office), 105 W. Main Street, Dalton, Pennsylvania (Dalton Branch Office); Main Avenue, Dickson City, Pennsylvania (Dickson City Branch and remote Drive-In); Route 435, Elmhurst, Pennsylvania (Elmhurst Branch Office); Route 590, Hamlin, Pennsylvania (Hamlin Branch Office); 500 Lackawanna Avenue, Mayfield, Pennsylvania (Mayfield Branch Office); Route 940, Mount Pocono, Pennsylvania (Mount Pocono Branch Office); and 455 Market Street, Kingston, Pennsylvania, (Kingston Office). The Bank owns properties adjacent to the main office utilized as parking lots.

         The Bank also leases facilities for eight branch offices: four in the Price Chopper Super Markets in Scranton (2), Dunmore and Wilkes-Barre; two in the Mr. Z's supermarkets in Stroudsburg, and Tunkhannock; and two in Weis Markets in Clarks Summit and Hazleton. Also, as part of a collaborative effort between the Bank and Wikes University, the Bank opened a branch office in the Student Activities Center at the University in September, 1999.

         In September, 1999 the Bank entered into an agreement of sale with another financial institution for its Mr. Z's supermarket location in Stroudsburg. The sale of this branch is expected to be finalized during the first quarter of 2000.

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

Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1999 through the date of filing this report with the Securities and Exchange Commission.


         On December 8, 1999, NBT Bancorp, Inc. the parent company of NBT Bank, N.A. and Pioneer American Holding Company Corp. announced the signing of a definitive agreement of merger. The merger is subject to the approval of each Company's shareholders and of banking regulators. The merger is expected to close in the second quarter of 2000 and is intended to be accounted for as a pooling-of-interests and to qualify as a tax-free exchange for Pioneer American shareholders.


Recent Legislation

         On November 12, 1999, the Gramm-Leach-Bliley Act (the "Act") became law, effective March 11, 2000, which will permit qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or complementary thereto, as determined by the Federal Reserve Board. A bank holding company may elect to become a financial holding company if each of its subsidiary banks (a) is well capitalized under the prompt corrective action provisions of FDICIA, (b) is well managed, and (c) has at least a satisfactory rating under the Community Reinvestment Act. The Act identifies several activities as "financial in nature," including, among others, insurance underwriting and agency, investment advisory services, and underwriting, dealing in or making a market in securities. Under the Act, subject to limitations on investment, a national bank may, through a financial subsidiary of the bank, engage in activities that are financial in nature, or incidental thereto, excluding, among others, insurance underwriting, insurance company portfolio investment, real estate development and real estate investment if the bank is well capitalized, well managed and has at least a satisfactory CRA rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions. A bank holding company which does not elect to become a financial holding company may continue to engage in activities approved for bank holding companies by the Federal Reserve Board.

         The Act does not significantly alter the regulatory regimes under which, Pioneer American or Pioneer American Bank currently operate. While certain business combinations not currently permissible will be possible after March 11, 2000, we cannot predict at this time resulting changes in the competitive environment or the financial condition of Pioneer American or Pioneer American Bank. Using the financial holding company structure, insurance companies and securities firms may acquire bank holding companies, Pioneer American or the combined company, and may compete more directly with banks or bank holding companies. Pioneer American has not at this time, made any decisions with respect to whether they will elect to become a financial holding company under the Act.

Selected Financial Data
(In thousands, except per share data and number of shareholders)

-----------------------------------------------------------------------------------------------------------------------------
                                                                             Years ended December 31
                                                     ------------------------------------------------------------------------
                                                               1999          1998          1997          1996          1995
-----------------------------------------------------------------------------------------------------------------------------
Results of Operations
for the Year
Interest income                                            $  29,389        28,302        26,507        24,358        23,662
Interest expense                                              14,898        14,319        12,845        10,874        11,227
-----------------------------------------------------------------------------------------------------------------------------

Net interest income                                           14,491        13,983        13,662        13,484        12,435

Provision for loan losses                                        370           420           535           500           420
-----------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for
      loan losses                                             14,121        13,563        13,127        12,984        12,015

Other operating income                                         2,831         2,961         2,461         2,012         1,913
Other operating expense                                       11,382        10,967        10,080         9,749         9,075
Income tax expense                                             1,488         1,535         1,500         1,543         1,370
-----------------------------------------------------------------------------------------------------------------------------

Net income                                                     4,082         4,022         4,008         3,704         3,483
-----------------------------------------------------------------------------------------------------------------------------

Cash dividends declared                                    $   2,314         2,235         2,055         1,900         1,671
-----------------------------------------------------------------------------------------------------------------------------

Per Share (1)
Net income (diluted)                                       $    1.39          1.36          1.36          1.26          1.20

Book value (2)                                                 10.79         12.01         11.36         10.32          9.80

Cash dividends paid                                             0.80          0.77          0.72          0.66          0.60
-----------------------------------------------------------------------------------------------------------------------------

Financial Condition
At End of Year
Assets                                                     $ 418,775       405,157       370,126       330,213       320,647
Deposits                                                     299,473       307,360       293,643       295,946       288,252
Loans, net                                                   241,156       222,826       209,583       201,298       194,555
Securities available for sale                                112,134       101,079        96,696        76,019        68,328
Securities held to maturity                                   36,612        46,178        37,379        20,860        26,033
Stockholders' equity                                          31,598        35,466        33,398        30,263        28,492
-----------------------------------------------------------------------------------------------------------------------------

Number of Stockholders                                         1,445         1,457         1,430         1,421         1,347
-----------------------------------------------------------------------------------------------------------------------------

(1) Per share data for 1995 restated to reflect the Company's two for one stock split effected in the form of a stock dividend effective July 15, 1996.

(2)  Based on weighted average diluted shares outstanding during the period.

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

         The following financial review and analysis is presented on a consolidated basis and is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company (and the Bank) with a primary focus on the analysis of operating results for the years ended December 31, 1999, 1998, and 1997. The information below should be read in conjunction with the Company's consolidated financial statements and accompanying notes thereto, "Selected Financial Data" and other detailed information appearing elsewhere in this report.

Results of Operations

Highlights of Operating Results

1999 vs. 1998

         Net income for the year ended December 31, 1999 totaled $4,082,000 compared to $4,022,000 for the year ended December 31, 1998, an increase of $60,000 or 1.5%. Diluted earnings per share increased to $1.39 from $1.36 or by 2.2% during the same comparative period.

         The increase in net income was the result of an increase in net interest income after provision for loan losses of $558,000 or 4.1% together with a decrease in income tax expense of $47,000 or 3.1% offset, in part, by a decrease in other operating income of $130,000 or 4.4% and an increase in other operating expenses of $415,000 or 3.8%. The increase in net interest income after provision for loan losses resulted primarily from a greater increase in the volume of interest earning assets than the increase in interest bearing liabilities along with a $50,000 decrease in the provision for loan losses. The decrease in other operating income resulted primarily from a decrease in gains on sales of securities of $423,000. The increase in other operating expenses resulted primarily from increases in salaries and employee benefits of $220,000 and in furniture and equipment expense of $217,000.

The table below presents both the amount and percent of increase (decrease) for items relative to net income.

Table 1

Increase (Decrease) in Components of Net Income

-----------------------------------------------------------------------------------------------------

                                                    1999 vs. 1998                1998 vs. 1997
                                              --------------------------   --------------------------
                                                        Amount        %             Amount         %
-----------------------------------------------------------------------------------------------------
Interest income                                    $ 1,087,000      3.8          1,795,000       6.8
Interest expense                                       579,000      4.0          1,474,000      11.5
-----------------------------------------------------------------------------------------------------

Net interest income                                    508,000      3.6            321,000       2.3

Provision for loan losses                              (50,000)   (11.9)          (115,000)    (21.5)
-----------------------------------------------------------------------------------------------------

Net interest income after provision
     for loan losses                                   558,000      4.1            436,000       3.3

Other operating income                                (130,000)    (4.4)           500,000      20.3
Other operating expense                                415,000      3.8            887,000       8.8
-----------------------------------------------------------------------------------------------------

Income before income taxes                              13,000      0.2             49,000       0.9

Income tax expense                                     (47,000)    (3.1)            35,000       2.3
-----------------------------------------------------------------------------------------------------

Net income                                         $    60,000      1.5             14,000       0.3
------------------------------------------------------------------------------------------------------


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

Net Interest Income (Taxable-Equivalent Basis)

         The Company's net interest income, the difference between interest and fees on loans, securities, and other earning assets and interest expense on deposits and borrowed funds is a major determinant of the Company's profitability. In the following analyses (Tables 2 and 3) net interest income is analyzed on a tax-equivalent basis, i.e. an adjustment is made to reflect the benefit which the Company realizes by investing in certain tax free municipal securities and by making loans to certain tax-exempt organizations. In this way the ultimate economic impact of earnings from various assets can be more readily compared.

         Net interest income is affected by changes in volume and changes in interest rates. Volume refers to the amount of interest-earning assets, such as loans and investments, and the amount of interest-bearing liabilities, such as savings and time deposits and borrowings. Demand deposits and equity capital provide a source of funds for lending or investment and enhance the interest margins since no payment of interest expense is required (although equity capital requires no payment of interest expense, shareholders invest in entities such as the Company in anticipation of returns commensurate with the risk assumed with such an investment). Similarly, certain assets, such as bank premises and equipment, other real estate, and non-performing loans do not enhance the interest margin, since they earn no interest income.

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

         The impact of changes in the volume of interest earning assets and interest bearing liabilities and the change in rates for both of these areas resulted in an increase in net interest income on a tax equivalent basis of $583,000 from 1998 to 1999. Tax equivalent net interest income was decreased by $454,000 for interest rate changes from 1998 to 1999 versus a decrease of $596,000 from 1997 to 1998. The increase in tax equivalent net interest income from volume changes from 1998 to 1999 was $1,037,000 versus $927,000 from 1997 to 1998.

         Net interest income increased in 1998 from 1997. The volume of interest earning assets drove the increase in interest income from 1997 to 1998. The increase in volume resulted in an increase in interest income of $2,669,000. The security portfolio provided $1,086,000 of the increase with 86% of this coming from the volume increase in taxable securities. During 1998, the Bank borrowed money from the Federal Home Loan Bank of Pittsburgh which was invested in mortgage backed securities in both available for sale and held to maturity investment securities. The increase in interest income from the increase in the volume of loans was $1,406,000. Federal funds sold contributed a volume related increase in interest income of $177,000 over the prior period.

         The improvement in net interest income in 1999 from 1998 was the result of several factors. The volume of interest earning assets drove the increase in interest income from 1998 to 1999. The increase in volume resulted in an increase in interest income of $2,295,000. The increase in volume was the result of a $15,897,000 increase in the average balance of securities as part of the Bank's leverage strategy. The increase in volume was also the result of a $16,710,000 increase in the average balance of loans. The security portfolio provided $1,065,000 of the increase in interest income with 76% of this coming from the volume increase in taxable securities. During the first quarter of 1999, the Bank borrowed an additional $25,000,000 from the Federal Home Loan Bank of Pittsburgh which was invested in mortgage backed securities in both available for sale and held to maturity investment securities. The loan portfolio also provided $1,455,000 of the increase with 59% of this coming from the volume increase in commercial loans. Offsetting these increases was a decrease in Federal funds sold interest income of $225,000 from the prior period.

         Net interest income was affected by a decrease in the rates of $231,000 in securities, $18,000 in federal funds sold and $884,000 in loans. These changes are attributable to the downward trend in interest rates both locally and regionally as a result of increasing levels of lending competition.

         The growth of interest bearing deposits from branch openings and other promotions over the past several years was offset by a restructuring of the Bank's interest rates on deposits. This restructuring was based upon our expanded presence throughout Northeastern Pennsylvania. Our regional coverage allows for a pricing structure comparable to the Bank's regional competitors, not one based only on local competitive pressures for a particular branch or branches. The increase of $159,000 in interest expense from an increase in the volume of interest bearing deposit and the decrease in interest expense of $480,000 through interest rate decreases on interest bearing deposits resulted in a decrease in interest expense of $321,000 from 1998 to 1999. The single largest contributor to the decrease in interest expense on deposits was a decrease in the rate on Time deposits. The decrease due to rate of $514,000 resulted from a decrease in the average rate for Time deposits from 5.47% for 1998 to 5.11% for 1999.

         The volume increase in interest income was the result of a $28,308,000 increase in the total average of interest earning assets from $367,205,000 in 1998 to $395,513,000 in 1999. The average rate of return on these assets was down slightly compared to the prior year with 1999 at 7.59% and 1998 at 7.86%. The volume increase in interest income was primarily driven by an increase in both the Company's security and loan portfolios. Total securities were up $15,897,000 from 1998 to 1999 and total loans up $16,710,000. The related interest income was up $834,000 to $10,063,000 in 1999 for securities and up $571,000 to $19,723,000 for loans in 1999.

         The Company had an increase in average interest bearing liabilities of $24,582,000 from 1998. This was due to an increase in other borrowed money to $77,958,000 for 1999, a $18,994,000 increase over 1998. Management borrowed an additional $25,000,000 in February of 1999 from Federal Home Loan Bank of Pittsburgh. The money borrowed was invested in mortgage backed securities. Bank management believes that it was appropriate to take advantage of borrowing at a rate lower than the rate received in investing in Federal agency mortgage backed obligation in both available for sale and held to maturity investment securities. There was also a slight increase in the interest bearing checking and money market areas. Management actively managed the pricing structure of interest bearing liabilities to reduce the impact of local competitive pressures by managing the Bank's portfolio on a regional basis. The interest rate in low or non-interest bearing liabilities and in savings and time deposits stayed fairly constant for both 1999 and 1998. There was a 16 basis point decrease in the cost of interest bearing liabilities in 1999 to 4.40%.

         Table 3 provides details of the average balances outstanding during each respective year, the amount of interest and the average rates earned or paid. Net interest income is again presented on a taxable-equivalent basis.

         Tables 2 and 3 present securities available for sale and held to maturity in the securities categories.

         Table 4 presents the Company's interest earning assets and interest bearing liabilities as of December 31, 1999 and indicates the relative periods within which these assets and liabilities will reprice. Although Table 4 shows the Company to be liability sensitive within the next year, management believes that factors such as product pricing, interest rate spread relationships, and customer behavior patterns permit the Company to reduce interest rate risk to acceptable levels.

Table 2
Rate/Volume Analysis of Changes in Net Interest Income
Years ended December 31
(Dollars in Thousands)

--------------------------------------------------------------------------------------------------------------------------------
                                                                          1999/1998                        1998/1997
                                                                     Increase (Decrease)              Increase (Decrease)
                                                                      due to changes in                due to changes in
                                                                 -----------------------------  --------------------------------
                                                                 Volume (1)   Rate      Total      Volume (1)      Rate   Total
--------------------------------------------------------------------------------------------------------------------------------
Interest Income

Securities:
     Taxable                                                           812    (203)       609            936       (384)    552
     Non-taxable (2)                                                   253     (28)       225            150        (36)    114
--------------------------------------------------------------------------------------------------------------------------------
Total securities                                                     1,065    (231)       834          1,086       (420)    666
--------------------------------------------------------------------------------------------------------------------------------

Federal funds sold                                                    (225)    (18)      (243)           177        (17)    160
--------------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned discount:
     Commercial (2)                                                    855    (273)       582            540        (35)    505
     Mortgage                                                          310    (294)        16            166       (134)     32
     Installment                                                       290    (317)       (27)           700       (258)    442
--------------------------------------------------------------------------------------------------------------------------------
Total loans                                                          1,455    (884)       571          1,406       (427)    979
--------------------------------------------------------------------------------------------------------------------------------

Total interest income                                                2,295   (1,133)      1,162          2,669       (864)  1,805
--------------------------------------------------------------------------------------------------------------------------------

Interest Expense
Interest bearing deposits:
     NOW, Super NOW and Money Market                                   185      43        228             64        (12)     52
     Savings                                                            22      (9)        13             76         26     102
     Time                                                              (48)   (514)      (562)          (662)        11    (651)
--------------------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Deposits                                        159    (480)      (321)          (522)        25    (497)

Other borrowed money and note payable                                1,113    (199)       914          2,245       (287)  1,958
Fed Funds Purchased                                                    (14)      0        (14)            19         (6)     13
--------------------------------------------------------------------------------------------------------------------------------

Total interest expense                                               1,258    (679)       579          1,742       (268)  1,474
--------------------------------------------------------------------------------------------------------------------------------

Change in net interest income                                  $     1,037    (454)       583            927       (596)    331
--------------------------------------------------------------------------------------------------------------------------------

1)  The rate/volume variance is allocated entirely to change in volume.
2) Amounts are presented on a tax-equivalent basis utilizing an effective tax rate of approximately 31% in 1999 and 1998, and 32% in 1997. The total taxable equivalent adjustments included above are $634,000, 559,000, and $549,000 for 1999, 1998 and 1997, respectively.

Table 3
         Average Balance, Net Interest Income Rates
         Years ended December 31
         (Dollars in Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                    1999                            1998                           1997
                                     -------------------------------  -----------------------------  -------------------------------
                                       Average                           Average                        Average
                                            (2)             Average           (2)          Average           (2)            Average
Assets                                 Balance    Interest     Rate      Balance  Interest    Rate      Balance    Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:


Securities:
    Taxable                          $ 131,796       8,224     6.24      119,096    7,615     6.39      105,165       7,063    6.72
    Non-taxable (1)                     23,586       1,839     7.80       20,389    1,614     7.92       18,528       1,500    8.10
------------------------------------------------------------------------------------------------------------------------------------
Total securities                       155,382      10,063     6.48      139,485    9,229     6.62      123,693       8,563    6.92
------------------------------------------------------------------------------------------------------------------------------------

Federal funds sold                       4,873         237     4.86        9,172      480     5.23        5,901         320    5.42
------------------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned discount:
    Commercial (1) (5)                  95,643       8,119     8.49       85,898    7,537     8.77       79,777       7,032    8.81
    Mortgage (5)                        77,674       6,307     8.12       74,022    6,291     8.50       72,112       6,259    8.68
    Installment (5)                     64,921       5,297     8.16       61,564    5,324     8.65       53,842       4,882    9.07
    Allowance for loan losses           (2,980)        -          -       (2,936)       -      -         (2,707)        -         -
------------------------------------------------------------------------------------------------------------------------------------
Net loans                              235,258      19,723     8.38      218,548   19,152     8.76      203,024      18,173    8.95
------------------------------------------------------------------------------------------------------------------------------------

Total interest earnings assets         395,513      30,023     7.59      367,205   28,861     7.86      332,618      27,056    8.13

Non-interest earning assets             27,974         -          -       27,107        -      -         25,990         -         -
------------------------------------------------------------------------------------------------------------------------------------

Total assets/interest income         $ 423,487      30,023     7.09      394,312   28,861     7.32      358,608      27,056    7.54
------------------------------------------------------------------------------------------------------------------------------------

Average Balance, Net Interest Income Rates
Years ended December 31
(Dollar in Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                    1999                             1998                           1997
                                       -----------------------------  ------------------------------  ------------------------------
                                         Average                         Average                        Average
                                              (2)           Average           (2)           Average          (2)            Average
Liabilities                              Balance  Interest     Rate      Balance   Interest    Rate     Balance   Interest     Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities:

Deposits:
     NOW, Super NOW, and
         Money Market                  $  57,206     1,898     3.32       51,487      1,670    3.24      49,527      1,618     3.27
     Savings                              58,490     1,232     2.11       57,447      1,219    2.12      53,774      1,117     2.08
     Time                                144,587     7,389     5.11      145,470      7,951    5.47     157,576      8,602     5.46
------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing deposits          260,283    10,519     4.04      254,404     10,840    4.26     260,877     11,337     4.35
------------------------------------------------------------------------------------------------------------------------------------

Other borrowed money
     and note payable                     77,958     4,370     5.60       58,964      3,456    5.86      23,598      1,498     6.35
Fed Funds Purchased                          156         9     5.77          447         23    4.92         160         10     6.25
------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities       338,397    14,898     4.40      313,815     14,319    4.56     284,635     12,845     4.51
------------------------------------------------------------------------------------------------------------------------------------

Non-interest bearing deposits and
     other liabilities                    50,654        -         -       46,620      -          -       42,594      -          -
------------------------------------------------------------------------------------------------------------------------------------

Total liabilities                        389,051    14,898     3.83      360,435     14,319    3.97     327,229     12,845     3.93
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity                      34,436        -         -       33,877      -          -       31,379      -          -
------------------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders'
     equity/interest expense           $ 423,487    14,898     3.52      394,312     14,319    3.63     358,608     12,845     3.58
------------------------------------------------------------------------------------------------------------------------------------

Net interest income                    $            15,125                           14,542                         14,211
------------------------------------------------------------------------------------------------------------------------------------

Net interest spread (3)                                       3.19%                           3.30%                           3.62%
------------------------------------------------------------------------------------------------------------------------------------

Net interest yield (4)                                        3.82%                           3.96%                           4.27%
------------------------------------------------------------------------------------------------------------------------------------

(1) Interest and average rates are presented on a taxable-equivalent basis utilizing an effective tax rate of approximately 31% in 1999 and 1998, and 32% in 1997. The total taxable-equivalent adjustments included above are $634,000, $559,000 and $549,000 for 1999, 1998, and 1997, respectively.

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

(5) Total interest income includes amortization of deferred net loan origination fees of $233,000, $378,000, $260,000 in 1999, 1998, and 1997,
     respectively.

MARKET RISK
Table 4
Interest Rate Sensitivity

-----------------------------------------------------------------------------------------------------------------------------------
                                                                            December 31, 1999
                                    -----------------------------------------------------------------------------------------------
                                          1 to 90        91 to 180      181 to 365       1 to 5         Beyond
                                            Days           Days            Days           Years         5 Years          Total
-----------------------------------------------------------------------------------------------------------------------------------
Interest Earning Assets

Securities available for sale         $  14,369,000      4,792,000      10,583,000      22,521,000      59,869,000     112,134,000

Securities held to maturity                 130,000        124,000         933,000       6,699,000      28,726,000      36,612,000

Loans (net of unearned
   discount and deferred fees)           46,389,000      3,724,000      12,937,000      40,883,000     140,280,000     244,213,000

Federal Funds Sold                           -             -               -              -                  -              -
-----------------------------------------------------------------------------------------------------------------------------------
Total                                 $  60,888,000      8,640,000      24,453,000      70,103,000     228,875,000     392,959,000
-----------------------------------------------------------------------------------------------------------------------------------

Interest Bearing Liabilities

Interest bearing DDA (MMA,
       NOW, Super NOW)                $  61,283,000         -              -               -                -           61,283,000

Savings (1)                              11,261,000         -              -               -            45,044,000      56,305,000

Time                                     20,981,000     18,464,000      33,099,000      23,525,000          -           96,069,000

Time > $100M                             12,222,000      9,055,000      13,125,000       6,662,000          -           41,064,000

Other borrowed money and
     note payable                         4,700,000          -              -           79,120,000        275,000       84,095,000
-----------------------------------------------------------------------------------------------------------------------------------
Total                                 $ 110,447,000     27,519,000      46,224,000     109,307,000      45,319,000     338,816,000
-----------------------------------------------------------------------------------------------------------------------------------

Interest rate sensitivity gap         $ (49,559,000)   (18,879,000)    (21,771,000)    (39,204,000)    183,556,000      54,143,000

Cumulative interest rate
      sensitivity gap                 $ (49,559,000)   (68,438,000)    (90,209,000)   (129,413,000)     54,143,000          -

Cumulative interest rate
      sensitivity ratio (2)                  (11.83)%       (16.34)%        (21.54)%        (30.90)%         12.93%         -
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

(2) Represents the cumulative interest rate sensitivity gap as a percentage of total assets.
                                       18

         In addition to gap management, the Company also uses simulation analysis to help monitor and manage interest rate risk. In this analysis the Company examines the result of a 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities as well as growth rates of deposit and loan portfolios. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in their balance sheet. Below are the results of this ratio shock analysis as of December 31, 1999, 1998 and 1997.

Market Risk

                             December 31, 1999                      December 31, 1998                     December 31, 1997
                   ------------------------------------    -----------------------------------   -----------------------------------
                    Net Interest   Percentage Change in    Net Interest   Percentage Change in    Net Interest     Percentage in
 Change in Rates    Income Change  Net Interest Income     Income Change  Net Interest Income    Income Change   Net Interest Income
 ---------------   --------------  ---------------------   -------------  ---------------------  --------------  -------------------
       +200              53               0.35%                 841              5.53%                (400)            (2.72%)
      Static              -                 -                    -                 -                    -                 -
       -200             (848)            (5.68%)              (1,176)           (7.73%)               (405)            (2.75%)


         At December 31, 1999, a 200 basis point rise in interest rates results in a .35% increase in net interest income. At December 31, 1999 a 200 basis point decrease in interest rates results in a decrease in net interest income due to optionality in the Company's securities portfolio. In a falling rate environment it is assumed that certain of the Company's securities would be called and the resulting cash flows would be reinvested at the lower prevailing rates.


Table 5
Other Operating Income

-----------------------------------------------------------------------------------------------------------
                                                                      Years ended December 31
                                                          -------------------------------------------------
                                                                1999            1998               1997
-----------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                          $ 1,568,000       1,334,000         1,330,000
Net gains on sales of
    securities available for sale                                 88,000         509,000           154,000
Gains on calls of securities held to maturity                   -                  2,000             3,000
ATM Fees                                                         621,000         523,000           402,000
Other income                                                     554,000         593,000           572,000
-----------------------------------------------------------------------------------------------------------

Total other operating income                                 $ 2,831,000       2,961,000         2,461,000
-----------------------------------------------------------------------------------------------------------


         Total other operating income decreased $130,000 in 1999 compared to 1998. The primary reason for the decrease was a decrease in net gains from the sales of securities during 1999 of $423,000 compared to 1998. The increase in total operating income from 1997 to 1998 of $500,000 was primarily attributable to increases in net gains on the sales and calls of securities of $354,000 and ATM fees of $121,000.

         Gains were recognized for the sale of securities available for sale in 1999 of $88,000, $509,000 in 1998 and $154,000 in 1997. The proceeds from the sale of securities available for sale were $4,626,000, $20,217,000 and $17,799,000 in 1999, 1998, and 1997 respectively.

         Management is constantly monitoring the securities and loan portfolios in response to changes in the various risks that are applicable to these assets and changes in the Company's asset/liability strategy. These changes in risk and strategy call for management to sell both securities and loans from time to time. In 1998 and 1997 the Company sold newly originated mortgage loans (primarily fixed rate) to the Federal Home Loan Mortgage Corporation and student loans to PHEAA. In 1999 the Company did not sell any mortgage loans.

         ATM fees increased $98,000 during 1999 compared to 1998 as a result of increased volume. ATM fees increased by $121,000 in 1998 over the prior period. The increase was due to an additional 35 ATM machines placed in service during the fourth quarter of 1996 and throughout 1997. As of December 31, 1999 the Bank has a total of 37 ATM machines. Other income and service charges on deposit accounts remained fairly constant for both 1998 and 1997. In 1999 Service Charge income was up $234,000, resulting from increased volume and an increase in service fees instituted during the first quarter of 1999.

Table 6
Other Operating Expenses

-----------------------------------------------------------------------------------------------------
                                                                 Years ended December 31
                                                     ------------------------------------------------
                                                                 1999           1998         1997
-----------------------------------------------------------------------------------------------------
Salaries and employee benefits                             $  5,291,000       5,071,000    5,040,000
Net occupancy expense of bank premises                        1,062,000       1,027,000    1,026,000
Furniture and equipment expenses                                990,000         773,000      685,000
Data processing expense                                         225,000         255,000      242,000
ORE expense                                                     500,000         360,000      121,000
Other expenses                                                3,314,000       3,481,000    2,966,000
-----------------------------------------------------------------------------------------------------

Total other operating expenses                             $ 11,382,000      10,967,000   10,080,000
-----------------------------------------------------------------------------------------------------

         Total other operating expenses increased $415,000 in 1999 compared to 1998 and by $887,000 in 1998 compared to 1997. The increase in 1999 was primarily the result of increases in salaries and employee benefits and Furniture and Equipment expenses. The 1998 increase was primarily the result of increases in Furniture and Equipment expense, ORE expense and other expenses.

         Salaries and employee benefits, which represent the most significant portion of non-interest expenses, increased by 4.3% and .6% in 1999 and 1998, respectively. Salary expense increased by 2.8% while employee benefit expense increased 9.6% in 1999. Employees salaries did increase 4.0% in 1998 over 1997. This increase was offset by an increased level of SFAS 91 deferred costs based on a higher volume of real estate loans on which no points were collected.

         The increase in Furniture and Equipment expense in 1999 of $217,000 resulted from increased depreciation due to the addition of computer equipment upgrades during the second quarter of 1998 in preparation for the Year 2000 along with the addition of a new branch office during the fourth quarter of 1998. The increase in furniture and equipment expense of $88,000 in 1998 over 1997 was primarily due to an increase in maintenance contracts on our expanded ATM network.

         ORE expense increased by $239,000 or 197.5% in 1998 over 1997 due to increased charge offs of ORE properties based on an evaluation of the fair values of individual properties.

         Other expenses increased by 17.4% in 1998. The largest increases were in automated teller and related card holder services, legal fees and marketing expense. The growth of the Bank resulted in an increase in automated teller machines and related cardholder service for 1998 over 1997 of $66,000. The expense for legal fees increased $95,000 in 1998 due to additional requirements necessary to service the Bank. Marketing expense was up $185,000 in 1998 due to marketing a larger geographical area and for the opening of a new branch. In 1998 the Bank contracted with an advertising company for one year to develop a new marketing campaign. The advertising company handled all public media including television commercials.

         The provision for income taxes for 1999, 1998 and 1997 was $1,488,000, $1,535,000 and $1,500,000, respectively. The effective rate for these periods were 26.7%, 27.6% and 27.2%. The lower effective rate for 1999, 1998 and 1997 was due in part to management's strategy of investing in tax free securities.

Financial Position

         Loan Portfolio

         Total loans, net of unearned discount and deferred loan fees, increased $18,478,000 or 8.2% in 1999 and increased by $13,393,000 or 6.3 % in 1998. In
1999 the Bank sold no mortgage loans and $1,687,000 in PHEAA loans. In 1998 the loans sold were $3,416,000 and $1,941,000, respectively. The increase in loans after consideration of the previously mentioned loan sales were $20,165,000 in 1999 and $18,750,000 in 1998. There was growth in two segments of the Company's portfolio in 1999: residential real estate and commercial loans. The largest amount of originations were from commercial business and real estate loans.

The following table summarizes loans held for portfolio by type at December 31 for each of the last five years:

Table 7

-----------------------------------------------------------------------------------------------------------
                                                                December 31
                                  -------------------------------------------------------------------------
                                      1999           1998           1997          1996           1995
-----------------------------------------------------------------------------------------------------------
Commercial business               $  23,063,000     17,264,000     15,534,000    17,256,000     16,684,000
Commercial real estate               78,405,000     71,389,000     69,505,000    61,254,000     58,062,000
Real estate construction              1,034,000      1,120,000      1,002,000       947,000        625,000
Real estate residential             138,140,000    133,521,000    120,604,000   115,791,000    112,493,000
Consumer                             18,452,000     17,681,000     17,865,000    20,424,000     19,013,000
-----------------------------------------------------------------------------------------------------------

Total loans, gross                  259,094,000    240,975,000    224,510,000   215,672,000    206,877,000

Unearned discount and
     deferred loan fees             (14,881,000)   (15,240,000)   (12,168,000)  (11,624,000)    (9,580,000)
-----------------------------------------------------------------------------------------------------------

Total loans, net of
     unearned discount
     and deferred loan fees       $ 244,213,000    225,735,000    212,342,000   204,048,000    197,297,000
-----------------------------------------------------------------------------------------------------------



The following table summarizes commercial, financial, agricultural and real estate construction loans at December 31, 1999 by maturity distribution (based on contractual maturities) and by interest rate sensitivity:

Table 8

-----------------------------------------------------------------------------------------------------------
                                                    One Year     One Through       Over          Total
                                                    or Less      Five Years     Five Years    Gross Loans
-----------------------------------------------------------------------------------------------------------
Maturity Distribution:

Commercial Business                               $  12,617,000     7,409,000      3,037,000    23,063,000
Commercial real estate                               15,889,000     6,427,000     56,089,000    78,405,000
Real estate construction                              1,034,000                           -      1,034,000
-----------------------------------------------------------------------------------------------------------

Total                                             $  29,540,000    13,836,000     59,126,000   102,502,000
-----------------------------------------------------------------------------------------------------------

Interest Rate Sensitivity:

Loans with predetermined rates                        6,567,000    12,408,000     56,218,000    75,193,000
Loans with variable rates                            22,973,000     1,428,000      2,908,000    27,309,000
-----------------------------------------------------------------------------------------------------------

Total                                             $  29,540,000    13,836,000     59,126,000   102,502,000
-----------------------------------------------------------------------------------------------------------


         Variable interest rate loans and shorter maturities provide for interest rate changes from time to time based upon changes in the Company's base lending rate or some other barometer of market interest rates. By matching the interest rate sensitivity of variable rate loans against the interest rate sensitivity of liabilities, management attempts to reduce the Company's vulnerability to future interest rate fluctuations. As in previous years, management continues to seek commercial and residential mortgage loans with variable interest rates. In 1999, the Company originated $26,504,000 in residential mortgage and home equity loans of which $2,639,000 were variable rate loans. The Company originated $19,074,000 and $9,843,000 of such loans in 1998 and 1997, respectively of which $3,648,000 and $4,283,000 respectively were variable rate loans. In addition, the Bank has the ability to sell fixed and adjustable rate residential mortgages and student loans it originates into secondary markets to reduce its exposure to future interest rate increases. Proceeds from the sale of student loans were $1,704,000 in 1999 and from mortgages and student loans proceeds were $5,419,000, and $3,414,000 for 1998, and 1997, respectively.


Risk Elements of Loan Portfolio

         The following table shows various non-performing categories as of December 31 for each of the last five years:

Table 9

--------------------------------------------------------------------------------------------------------
                                                1999        1998        1997        1996       1995
--------------------------------------------------------------------------------------------------------
Non-accrual loans                            $ 1,444,000   1,684,000   2,596,000  4,404,000   2,161,000
90 days and more past due                      1,076,000     838,000   2,026,000       -           -
Restructured loans                             1,014,000   1,247,000     890,000    643,000     837,000
--------------------------------------------------------------------------------------------------------

                                             $ 3,534,000   3,769,000   5,512,000  5,047,000   2,998,000
--------------------------------------------------------------------------------------------------------

         The Company generally places a loan on a non-accrual status when, in the opinion of management, the borrower does not have the ability to meet the original terms of the loan. The Company reserves the accrued interest on all commercial loans over ninety days past due and these loans are included in the non-accrual totals. Mortgages past due 90 days or more are placed in non-accrual status unless the Bank considers the loan to be well secured and in the process of collection. Consumer loans that are not secured by real estate are generally charged off after 120 days past due. The Bank experienced a $235,000 decrease in non-performing loans in 1999 from 1998 and a $1,743,000 decrease in 1998 from 1997. During 1996 and through the first half of 1997, the Bank performed an in depth analysis of the organization structure of the lending department. In 1997, the Bank hired a Special Assets Officer and increased the collection department staff. This action resulted in a leveling off of overall delinquencies in the last quarter of 1997 and a significant drop in 1998. This action also resulted in improvement in the non-performing loan levels of the Bank through expanded effort and more expeditious resolution of problem loans on a loan-by-loan basis. The increase in non-performing loans in 1996 from 1995 consisted primarily of thirteen (13) borrowers representing $1,921,000 of the increase.

         The amount of interest income on non-accruing loans which was recorded in income was $21,000 in 1999, $13,000 in 1998, and $12,000 in 1997. If the
non-accruing loans had been current in accordance with their original terms and had been outstanding throughout the period, interest income would have been increased by $77,000, $98,000 and $149,000 in 1999, 1998, and 1997,
respectively.

         The amount of interest on restructured loans which was recorded in income was $89,000 in 1999, $98,000 in 1998, and $59,000 in 1997. If the
restructured loans had been current in accordance with their original terms and had been outstanding throughout the period, interest income would have been increased by $26,000, $24,000, and $33,000 in 1999, 1998, and 1997,
respectively.

         As of December 31, 1999, 1998, and 1997 the Company had impaired loans with a total recorded balance of $1,629,000, $1,530,000, and $1,922,000, respectively. The average recorded balance for the twelve month periods ended December 31, 1999, 1998, and 1997 was $1,631,000, $1,837,000, and $1,914,000,
respectively. Interest income recognized on impaired loans during each of these periods was nominal. As of December 31,1999, 1998, and 1997 the amount of recorded balance in impaired loans for which there is a related allowance for credit losses and amount of the allowance is $822,000 and $205,000, respectively, $425,000 and $106,000, respectively, and $815,000 and $185,000, respectively. The amount of the recorded balance in impaired loans for which there was no related allowance for credit losses at December 31, 1999, 1998, and 1997 was $807,000, $1,105,000, and $1,107,000, respectively. For purposes of applying the measurement criteria for impaired loans the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans, as well as commercial business and commercial real estate loans with balances less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan is transferred to nonaccrual status, or earlier if based on management's assessment of the relevant facts and circumstances, it is probable that the Bank will be unable to collect all proceeds due according to the contractual terms of the loan agreement. The Company's policy for the recognition of interest income on impaired loans is the same as for nonaccrual loans discussed previously. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

         Substantially all of the Bank's loans are secured by residential and/or commercial real estate in the area of northeastern Pennsylvania. Accordingly, the Bank's primary concentration of credit risk is related to the real estate market in the northeastern Pennsylvania area and the ultimate collectibility of this portion of the Bank's loan portfolio is susceptible to changes in economic conditions in that area. As of December 31, 1999 and 1998, there were no other concentrations of loans exceeding 10% of total loans. Loan concentrations are considered to exist when there are amounts loaned to related borrowers or to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic conditions.

Provision and Allowance for Loan Losses

         The allowance for loan losses constitutes the amount available to absorb known and inherent losses within the loan portfolio. When establishing the appropriate levels for the quarterly and annual provision and the allowance for loan losses, management considers a variety of factors, in addition to the inherent risk of loss contained in the lending process. Periodic consideration is given to the current impact of economic conditions, the diversification of the loan portfolio, the volume and nature of non-performing and impaired loans, historical loss experience, the financial condition of significant individual borrowers, the adequacy of any collateral, and other factors. Consideration is also given to examinations performed by regulatory authorities.

         The provision for loan losses was $370,000 in 1999, $420,000 in 1998, and $535,000 in 1997. The current year provision has enabled the allowance for loan losses to increase by 5.1% to $3,057,000 as of December 31, 1999, while there was an 8.2% increase in total loans, net of unearned discount and unearned loan fees. The increase in the loan portfolio in 1999 is primarily attributable to real estate loans, both commercial and residential. Based on the Company's underwriting standards and the nature of the collateral supporting these real estate loans it is not anticipated that potential future problems with these credits would have as significant an impact on the allowance for loan losses as loans originated in previous years. This, in combination with a reduction in non-performing loans, also permitted a decrease to the provision in 1998 as compared to 1997. The increased amount of loan loss provision for 1996 over 1995 was primarily to address the additional specifically allocated reserves for the increase in non-accrual loans and for the increased level of charge-offs.

The following table presents an analysis of the allowance for loan losses for each of the last five years:

Table 10
Analysis of the Allowance for Loan Losses

--------------------------------------------------------------------------------------------------------------
                                                             Years ended December 31
                                     -------------------------------------------------------------------------
                                          1999           1998           1997          1996           1995
--------------------------------------------------------------------------------------------------------------
Balance at beginning of period.        $ 2,909,000      2,759,000      2,750,000     2,742,000      2,699,000

Loans charged off:
        Commercial business                (17,000)       (76,000)      (225,000)     (203,000)       (99,000)
        Commercial real estate             (63,000)       (68,000)       (34,000)      (55,000)      (132,000)
        Real estate residential            (83,000)       (88,000)      (149,000)     (196,000)       (85,000)
        Consumer                          (101,000)       (76,000)      (191,000)      (64,000)      (124,000)
--------------------------------------------------------------------------------------------------------------
Total loans charged off                   (264,000)      (308,000)      (599,000)     (518,000)      (440,000)
--------------------------------------------------------------------------------------------------------------

Recoveries on charged off loans:
        Commercial business                  3,000          9,000         14,000        12,000         33,000
        Commercial real estate                -             8,000           -             -            16,000
        Real estate residential              1,000          4,000          2,000          -              -
        Consumer                            38,000         17,000         57,000        14,000         14,000
--------------------------------------------------------------------------------------------------------------
Total recoveries                            42,000         38,000         73,000        26,000         63,000
--------------------------------------------------------------------------------------------------------------

Net loans charged off                     (222,000)      (270,000)      (526,000)     (492,000)      (377,000)

Provision for loan losses                  370,000        420,000        535,000       500,000        420,000
--------------------------------------------------------------------------------------------------------------

Balance at end of period               $ 3,057,000      2,909,000      2,759,000     2,750,000      2,742,000
--------------------------------------------------------------------------------------------------------------

Net charge-offs during the period as
a percentage of average loans
outstanding during the period                0.09%          0.12%          0.26%         0.24%          0.20%

Allowance for loan losses
as a percentage of loans net of
unearned discount and loan fees
at end of period                             1.25%          1.29%          1.30%         1.35%          1.39%
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

Table 11
Allocation of Allowance for Loan Losses

---------------------------------------------------------------------------------------------------------------
                    1999                1998                 1997               1996                  1995
              ----------------    ----------------    -----------------   -----------------    ----------------
                      % of                % of                 % of                % of                % of
                      loans to            loans to             loans to            loans to            loans to
                      total               total                total               total               total
              Amount    loans     Amount    loans      Amount    loans     Amount    loans     Amount    loans
---------------------------------------------------------------------------------------------------------------
Commercial
 business   $   389,000   8.9%      770,000   7.2%       439,000   6.9%      666,000   8.0%  $   161,000   8.1%
Commercial
 real estate  1,122,000  30.3       403,000  29.6        201,000  31.0       292,000  28.4        97,000  28.0
Real estate
construction       -      0.4          -      0.5           -      0.4          -      0.4          -      0.3
Real estate
 residential    152,000  53.3       135,000  55.4        120,000  53.7       153,000  53.7       135,000  54.4
Consumer        286,000   7.1       361,000   7.3        225,000   8.0       182,000   9.5       106,000   9.2
Unallocated   1,108,000    -      1,240,000    -       1,774,000    -      1,457,000    -      2,243,000    -
---------------------------------------------------------------------------------------------------------------

Total       $ 3,057,000   100%    2,909,000   100%     2,759,000   100%    2,750,000   100%  $ 2,742,000   100%
---------------------------------------------------------------------------------------------------------------

         Allocations for commercial business and commercial real estate loans are determined by reviewing certain significant, non-performing, delinquent or otherwise unusual loans and charge-offs and by analyzing historical loss experience and delinquency trends. Losses on residential real estate loans and consumer loans are reasonably predictable based on historical loss experience, delinquency trends and current economic conditions. The unallocated portion of the allowance for loan losses is established by management at a level considered prudent to absorb certain inherent risks in the loan portfolio based on such information as is currently available. Shifts in specific allocations for 1995 resulted from continuing refinement of loan officer risk ratings and reductions in certain delinquency percentages. This process was further enhanced in 1996 and, in conjunction with increased delinquencies in certain loan categories, resulted in further shifts in specific allocations.


Securities Portfolio

         The primary objectives in managing the Company's securities portfolio are to maintain the needed flexibility to meet liquidity needs and react to changing interest rates without impairing earnings, and to provide a stable source of interest revenue. The following table presents the yield by securities type and contractual maturity for the Bank's securities portfolio, consisting of securities available for sale and securities held to maturity.

Table 12
Securities Portfolio and Yield by Maturity

---------------------------------------------------------------------------------------------------------------------------------
                                                                            December 31, 1999
                                     --------------------------------------------------------------------------------------------
                                                           After One          After Five
                                      One Year             Through             Through            After Ten
                                       or Less           Five Years           Ten Years             Years              Total
---------------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale
---------------------------------------------------------------------------------------------------------------------------------
U.S. Treasuries & Other
     U.S. Government agencies:
         Fair value                  $  1,979,000          27,150,000          15,108,000          46,028,000         90,265,000

         Yield                               5.10                5.61                6.31                6.82               6.45
---------------------------------------------------------------------------------------------------------------------------------
State & Municipal agencies:
         Fair value                  $        -             3,226,000          11,620,000             747,000         15,593,000

         Yield(1)                                                8.17                7.98                7.89               8.02
---------------------------------------------------------------------------------------------------------------------------------
Other securities:
         Fair value                                                                                 6,276,000          6,276,000

         Yield                                                                                           6.44
---------------------------------------------------------------------------------------------------------------------------------

Total Fair Value                     $  1,979,000          30,376,000          26,728,000          53,051,000        112,134,000
---------------------------------------------------------------------------------------------------------------------------------

Weighted average yield(2)                    5.10                5.88                7.04                6.79               6.67
---------------------------------------------------------------------------------------------------------------------------------

Securities Held to Maturity
---------------------------------------------------------------------------------------------------------------------------------

U.S. Treasuries & other
     U.S. government agencies:
         Carrying Value              $        -                   -                   -            28,296,000         28,296,000

         Yield                                                                                           6.99               6.99
---------------------------------------------------------------------------------------------------------------------------------
States & Municipal securities
         Carrying Value                   388,000           3,305,000           3,316,000           1,307,000          8,316,000

         Yield(1)                            7.58                8.40                8.19                8.40               8.28
---------------------------------------------------------------------------------------------------------------------------------

Total carrying value                 $    388,000           3,305,000           3,316,000          29,603,000         36,612,000
---------------------------------------------------------------------------------------------------------------------------------

Weighted average yield(2)                    7.58                8.40                8.19                7.05               7.28
---------------------------------------------------------------------------------------------------------------------------------

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

Table 13
Securities Portfolio

Securities available for sale

--------------------------------------------------------------------------------------------------
                                                                      December 31
                                                           1999          1998           1997
--------------------------------------------------------------------------------------------------
US Treasury securities                                 $                   -            1,999,000

Federal agency mortgage-backed obligations:

     Federal National Mortgage Association                 9,845,000     9,397,000      2,744,000
     Federal Home Loan Mortgage Corporation                3,912,000     5,429,000      4,809,000
     Government National Mortgage Association             32,271,000    19,301,000     24,429,000

Other obligations of Federal agencies                     44,237,000    47,537,000     50,252,000

State and Municipal                                       15,593,000    13,289,000      8,828,000

Other                                                      6,276,000     6,126,000      3,635,000
--------------------------------------------------------------------------------------------------

Total                                                  $ 112,134,000   101,079,000     96,696,000
--------------------------------------------------------------------------------------------------


Securities held to maturity
--------------------------------------------------------------------------------------------------

Federal agencies mortgage backed                       $  28,296,000    35,838,000     19,083,000

Obligations of Federal agencies                             -              -            6,000,000

State and Municipal                                        8,316,000    10,340,000     12,296,000
--------------------------------------------------------------------------------------------------

Total                                                  $  36,612,000    46,178,000     37,379,000
--------------------------------------------------------------------------------------------------


         Approximately $74 million, or 50% of the total investment portfolio, is invested in U.S. Agency Mortgage-Backed pools and U.S. Agency issued Collateralized Mortgage Obligations (CMOs). This is split equally between fixed rate and adjustable rate issues. Due to the nature of the mortgage collateral behind these issues, the average lives of these holdings will tend to lengthen when interest rates rise and shorten when interest rates fall. To help mitigate this risk, management primarily focuses on instruments that have some degree of extension and call protection, particularly in the fixed rate holdings. All of the fixed rate holdings are, for example, planned amortization class CMO's, which provide a higher degree of certainty with respect to cashflows. In addition, management regularly reviews the performance of all Mortgage-Backed holdings as well as the portfolio as a whole. This includes the projection of principal cashflows under a current rate environment as well as given a parallel move in the yield curve up or down 200 basis points. The increase in the securities portfolio in 1999, 1998 and 1997, in both the securities available for sale and investment securities, is a result of the investment of funds borrowed from the Federal Home Loan Bank of Pittsburgh. The money borrowed was invested in mortgage backed securities to take advantage of borrowing at a rate lower than the rate received in investing in federal mortgage backed obligations for sale and investment securities.

Deposits

         One of the primary components of sound growth and profitability is deposit accumulation and retention. Total deposits at December 31, 1999 decreased by 2.6% from total deposits at December 31, 1998, which had increased 4.7% over total deposits at December 31, 1997. Table 14 below summarizes deposits by type. Table 15 presents maturity information for all time deposits and Table 16 presents maturity information for time deposits of $100,000 or greater.

Table 14
Deposits by Major Classification

---------------------------------------------------------------------------------------------------
                                                                December 31
                                        -----------------------------------------------------------
                                                 1999               1998                1997
---------------------------------------------------------------------------------------------------
Demand non-interest bearing                  $  44,752,000          42,931,000          43,740,000
Demand interest bearing                         37,491,000          38,462,000          30,679,000
Savings                                         56,305,000          56,714,000          52,783,000
Money Market                                    23,792,000          22,481,000          22,487,000
Time                                           137,133,000         146,772,000         143,954,000
---------------------------------------------------------------------------------------------------

Total                                        $ 299,473,000         307,360,000         293,643,000
---------------------------------------------------------------------------------------------------

Table 15
Remaining Maturities of Time Deposits

---------------------------------------------------------------------------------------------------
                                                                 December 31
                                        -----------------------------------------------------------
                                                  1999               1998                1997
---------------------------------------------------------------------------------------------------
Three months or less                         $  33,203,000          33,271,000          31,557,000
Over three through six months                   27,519,000          32,373,000          32,327,000
Over six through twelve months                  46,224,000          48,220,000          48,735,000
Over twelve months                              30,187,000          32,908,000          31,335,000
---------------------------------------------------------------------------------------------------

Total                                        $ 137,133,000         146,772,000         143,954,000
---------------------------------------------------------------------------------------------------

Table 16
Remaining Maturities of Time Deposits of
$100,000 or Greater

----------------------------------------------------------------------------------------------------
                                                                 December 31
                                        ------------------------------------------------------------
                                               1999                 1998                  1997
----------------------------------------------------------------------------------------------------
Three months or less                       $ 12,222,000             9,967,000            11,359,000
Over three through six months                 9,055,000            12,005,000            10,128,000
Over six through twelve months               13,125,000            13,056,000            12,395,000
Over twelve months                            6,662,000             6,605,000             5,852,000
----------------------------------------------------------------------------------------------------

Total                                      $ 41,064,000            41,633,000            39,734,000
----------------------------------------------------------------------------------------------------


         Interest rates, which had remained relatively stable during 1998 were subject to upward pressures during 1999. The Federal Funds rate along with the Bank's prime rate at the national and regional levels increased between 50 to 75 basis points during 1999. The price of deposits in the Bank's market area experienced similar pressures as a result of these national rate trends combined with the substantial degree of competitiveness among financial and non-financial competitors in the Bank's market area for consumer deposits. Management actively manages the pricing of interest bearing deposits to reduce the impact of regional competitive pressures. The result of the Bank's pricing strategy during 1999 was a decrease in the average rate for total deposits to 4.04% from 4.26% in 1998. Consumer deposit trends continue to exhibit a reluctance to commit funds for extended periods of time opting instead for intermediate and short-term deposits.

Taxation

         Income tax expense was $1,488,000, $1,535,000, and $1,500,000 for 1999,
1998, and 1997, respectively. The Company's effective tax rate for these periods was 26.7%, 27.6 %, and 27.2%, respectively. The fluctuation in the Company's tax expense and effective tax rate is primarily due to management's strategy of investing in tax free securities.

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

         Among the sources of asset liquidity are cash and due from banks, Federal Funds sold, securities available for sale, mortgage loans available for sale, and funds received from the repayment of loans and the maturing of investments. The total carrying value of cash and due from banks, securities available for sale and investment securities with maturities of less than one year was $127,720,000 at December 31, 1999. In addition to these sources of liquidity and loan repayments, the Company has the ability to secure borrowings collateralized by the securities portfolio. Through the use of these and other sources, management believes the Company has adequate liquidity in both the short-term and the long-term to carry out the Company's growth and profitability strategies. The Company's ability to pay dividends depends primarily on the ability of the Bank to pay dividends to the Company. Note 12 of the consolidated financial statements provides information as to the limitations on dividend and other funds transfers from the Company's subsidiary. Such limitations are not expected to adversely impact the ability of the Company to meet its future dividend and other cash obligations.


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

Other Matters

Year 2000 Compliance

         Year 2000 issues could have resulted from the inability of many computer programs or computerized equipment to accurately calculate, store or use a date after December 31, 1999. The erroneous date can be interpreted in a number of different ways, the most common being Year 2000 represented as the year 1900. Correctly identifying and processing Year 2000 as a leap year may also be an issue. These misinterpretations of various dates in the Year 2000 could result in a system failure or miscalculations causing disruptions of normal business operations including, among other things, a temporary inability to process transactions, track important customer account information, or provide convenient access to this information.

Company State of Readiness

         The Company has completed an assessment of its core financial and operational software systems and has taken the necessary steps to bring them into compliance. The transition to the Year 2000 took place with no disruption of normal business operations. The Company will continue to monitor its financial and operational software systems for signs of Year 2000 related irregularities, although none are expected. The Bank had expenditures of $300,000 for Year 2000 matters through December 31, 1999 primarily related to equipment costs and expects no significant future expense in the year 2000.

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

Capital Adequacy

         A strong capital position is important to the continued profitability of the Company and promotes depositor and investor confidence. The Company's capital consists of stockholders' equity, which provides a basis for future growth and expansion and also provides a buffer against unexpected losses. Undivided profits increased 8.8% between 1998 and 1999 and 9.7% between 1997 and 1998. The Company has paid cash dividends without interruption since 1942 and it is management's intention to continue paying a reasonable return on stockholders' investment while retaining adequate earnings to allow for continued growth.

         The Company's ability to pay dividends to its' shareholders rests on the ability of the Bank to pay dividends to the Company. Dividends payable to the Company by the Bank are subject to certain regulatory limitations. The payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year plus the retained net profits for the preceding two calendar years. Accordingly, as of December 31, 1999, dividends in excess of those already declared from the Bank to the Company are limited to $4,193,000. The dividends declared to the Company by the Bank were $3,932,000 in 1999.

          The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8% at December 31, 1999, of which 4% must be Tier I capital. The Company's total risk-based capital ratio was 15.8% at December 31, 1999 and 16.6% at December 31, 1998. The Company's Tier I risk-based capital ratio was 14.6% at December 31, 1999 and 15.4% at December 31, 1998.

          In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain criteria, including the maintenance of the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. The Company's leverage ratio was 8.1% at December 31, 1999 and
8.4 % at December 31, 1998.

         At December 31, 1999, the Bank's total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as defined by the Federal Deposit Insurance Corporation Improvement Act were 15.8%, 14.5%, and 8.1%, respectively.

          Certain other ratios that are commonly used in analyzing bank holding company and bank financial statements are presented in the following table:

Table 17
Return on Equity and Assets

--------------------------------------------------------------------------------------------------------
                                                                          Years ended December 31
                                                                    ------------------------------------
                                                                        1999        1998          1997
--------------------------------------------------------------------------------------------------------
Return on assets (net income divided by average total assets)            0.96%       1.02%        1.12%

Return on equity (net income divided by average equity)                 11.85%      11.87%       12.77%

Dividend payout ratio (cash dividends declared divided
by net income)                                                          56.69%      55.57%       51.27%

Equity to asset ratio (average equity divided by average
total assets)                                                             8.1%        8.6%         8.8%
--------------------------------------------------------------------------------------------------------




Quarterly Financial Data (unaudited)
In Thousands, Except Per Share Amount

-------------------------------------------------------------------------------------------------
                                                First         Second         Third       Fourth
                                               Quarter        Quarter       Quarter      Quarter
-------------------------------------------------------------------------------------------------
1999
Net Interest Income                         $   3,488         3,633          3,665         3,705
Provision for Loan Losses                          75           110             95            90
Other Operating Income                            643           761            712           715
Other Operating Expense                         2,873         2,865          2,718         2,926
Net Income                                        883         1,039          1,134         1,026
-------------------------------------------------------------------------------------------------

Earnings Per Share
     Basic                                  $    0.30          0.36           0.39          0.36
     Diluted                                     0.30          0.35           0.39          0.36
-------------------------------------------------------------------------------------------------

1998
Net Interest Income                         $   3,551         3,541          3,475         3,416
Provision for Loan Losses                         150           150            150           (30)
Other Operating Income                            853           584            653           871
Other Operating Expense                         2,674         2,714          2,742         2,837
Net Income                                      1,140           921            907         1,054
-------------------------------------------------------------------------------------------------

Earnings Per Share
     Basic                                  $    0.40          0.32           0.31          0.36
     Diluted                                     0.39          0.31           0.31          0.36
-------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Balance Sheets
December 31, 1999 and 1998

---------------------------------------------------------------------------------------------------

Assets                                                                    1999            1998
---------------------------------------------------------------------------------------------------
Cash and due from banks                                              $  15,198,000      13,977,000
Federal funds sold                                                          -            7,600,000
Securities available for sale (cost
     of $117,374,000 in 1999 and
      $100,057,000 in 1998)
          Federal agency mortgage backed obligations                    46,028,000      34,127,000
          Other obligations of Federal agencies                         44,237,000      47,537,000
          Obligations of states and political subdivisions              15,593,000      13,289,000
          Other securities                                               6,276,000       6,126,000
---------------------------------------------------------------------------------------------------
Total securities available for sale                                    112,134,000     101,079,000
---------------------------------------------------------------------------------------------------


Securities held to maturity (approximate fair value
     of $35,499,000 in 1999 and
      $46,729,000 in 1998):
         Federal agency mortgage backed obligations                     28,296,000      35,838,000
         Obligations of states and political subdivisions                8,316,000      10,340,000
---------------------------------------------------------------------------------------------------
Total securities held to maturity                                       36,612,000      46,178,000
---------------------------------------------------------------------------------------------------

Loans, net of unearned discount and deferred loan fees                 244,213,000     225,735,000
Allowance for loan losses                                               (3,057,000)     (2,909,000)
---------------------------------------------------------------------------------------------------
Net loans                                                              241,156,000     222,826,000
---------------------------------------------------------------------------------------------------

Accrued interest receivable                                              2,667,000       2,547,000
Premises and equipment, net                                              6,267,000       7,067,000
Other real estate owned                                                    576,000       1,449,000
Other assets                                                             3,612,000       1,843,000
Cost in excess of fair value of net assets acquired
     (net of accumulated amortization of $990,000 in 1999
     and $952,000 in 1998)                                                 553,000         591,000
---------------------------------------------------------------------------------------------------

Total assets                                                         $ 418,775,000     405,157,000
---------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Balance Sheets, (Continued)
December 31, 1999 and 1998

--------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity                                           1999                1998
--------------------------------------------------------------------------------------------------------------
Deposits:
     Demand - noninterest bearing                                         $   44,752,000           42,931,000
     NOW and Super NOW                                                        37,491,000           38,462,000
     Savings                                                                  56,305,000           56,714,000
     Money Market                                                             23,792,000           22,481,000
     Time                                                                    137,133,000          146,772,000
--------------------------------------------------------------------------------------------------------------
Total deposits                                                               299,473,000          307,360,000
--------------------------------------------------------------------------------------------------------------

Accrued interest payable                                                       2,029,000            2,095,000
Dividends payable                                                                573,000              581,000
Other borrowed money                                                          84,095,000           58,357,000
Other liabilities                                                              1,007,000            1,298,000
--------------------------------------------------------------------------------------------------------------

Total liabilities                                                            387,177,000          369,691,000
--------------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Common stock, $1 par value per share,
         25,000,000 shares authorized;
         2,935,367 shares in 1999; 2,904,309
         in 1998 issued                                                        2,935,000            2,904,000
     Additional paid-in capital                                               11,962,000           11,767,000
     Retained earnings                                                        21,889,000           20,121,000
     Accumulated other comprehensive income                                   (3,458,000)             674,000
     Less: Treasury stock at cost (71,060 shares) on December 31, 1999        (1,730,000)                -
--------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                    31,598,000           35,466,000
--------------------------------------------------------------------------------------------------------------


Total liabilities and stockholders' equity                                $  418,775,000          405,157,000
--------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PIONEER AMERICAN HOLDING COMPANY CORP
Condolidated Statements Of Operations
Years ended December 31, 1999, 1998, and 1997

------------------------------------------------------------------------------------------------------------------------
                                                                            1999              1998             1997
------------------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                         $  19,661,000       19,093,000       18,101,000
     Interest on Federal funds sold                                           237,000          480,000          320,000
     Interest on investments:
                Taxable                                                     8,223,000        7,615,000        7,063,000
                Non-taxable                                                 1,268,000        1,114,000        1,023,000
------------------------------------------------------------------------------------------------------------------------

Total interest income                                                      29,389,000       28,302,000       26,507,000
------------------------------------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                                                  10,519,000       10,840,000       11,337,000
     Interest on Federal funds purchased                                        9,000           23,000           10,000
     Interest on other borrowed money                                       4,370,000        3,456,000        1,498,000
------------------------------------------------------------------------------------------------------------------------

Total interest expense                                                     14,898,000       14,319,000       12,845,000
------------------------------------------------------------------------------------------------------------------------
Net interest income                                                        14,491,000       13,983,000       13,662,000

Provision for loan loss                                                       370,000          420,000          535,000
------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                        14,121,000       13,563,000       13,127,000
------------------------------------------------------------------------------------------------------------------------
Other operating income:
     Service charges on deposit accounts                                    1,568,000        1,334,000        1,330,000
     Gains on sales of securities available for sale                           88,000          509,000          154,000
     Gains on calls of securities held to maturity                          -                    2,000            3,000
     ATM fees                                                                 621,000          523,000          402,000
     Other income                                                             554,000          593,000          572,000
------------------------------------------------------------------------------------------------------------------------

Total other operating income                                                2,831,000        2,961,000        2,461,000
------------------------------------------------------------------------------------------------------------------------
Other operating expenses:
     Salaries and employee benefits                                         5,291,000        5,071,000        5,040,000
     Net occupancy expense of bank premises                                 1,062,000        1,027,000        1,026,000
     Furniture and equipment expenses                                         990,000          773,000          685,000
     Data processing expense                                                  225,000          255,000          242,000
     ORE expense                                                              500,000          360,000          121,000
     Other expenses                                                         3,314,000        3,481,000        2,966,000
------------------------------------------------------------------------------------------------------------------------

Total other operating expenses                                             11,382,000       10,967,000       10,080,000
------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                  5,570,000        5,557,000        5,508,000
Income tax expense                                                          1,488,000        1,535,000        1,500,000
------------------------------------------------------------------------------------------------------------------------

Net income                                                              $   4,082,000        4,022,000        4,008,000
------------------------------------------------------------------------------------------------------------------------
Other comprehensive income net of tax
     Unrealized gain/loss on securities
         Unrealized holding gain/(loss) arising during the period          (4,074,000)         282,000        1,013,000
         Less reclassification adjustment for gains
            included in net income                                            (58,000)        (337,000)        (104,000)
         Comprehensive income                                                 (50,000)       3,967,000        4,917,000
------------------------------------------------------------------------------------------------------------------------

Earnings Per Share Data: (Based on net income)
         Basic                                                          $        1.41             1.39             1.41
         Diluted                                                                 1.39             1.36             1.36
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Statements of Changes in Stockholders' Equity Years ended December 31, 1999, 1998 and 1997

----------------------------------------------------------------------------------------------------------------------------
                                                                                     Accumlated
                                                                                       Other
                                                           Additional                 Compre-                     Total
                                                Common      Paid-in      Retained     hensive      Treasury   Stockholders'
                                                 Stock      Capital      Earnings      Income       Stock        Equity
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                  $ 2,829,000   11,233,000   16,381,000     (180,000)       -        30,263,000

Net Income                                         -           -          4,008,000        -            -         4,008,000

Cash dividends declared - $0.72 per share          -           -         (2,055,000)       -            -        (2,055,000)

Changes in net unrealized gain on
   securities available for sale, net of tax       -           -            -            909,000        -           909,000

Exercise of stock options                          34,000      239,000      -              -            -           273,000
----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                  $ 2,863,000   11,472,000   18,334,000      729,000        -        33,398,000

Net Income                                         -           -          4,022,000        -            -         4,022,000

Cash dividends declared - $0.77 per share          -           -         (2,235,000)       -            -        (2,235,000)

Changes in net unrealized gain on
   securities available for sale, net of tax       -           -            -           (55,000)        -           (55,000)

Purchase of Treasury stock                         (2,000)     -            -              -          (33,000)      (35,000)

Exercise of stock options                          43,000      295,000      -              -           33,000       371,000
----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                  $ 2,904,000   11,767,000   20,121,000      674,000        -        35,466,000

Net Income                                         -           -          4,082,000        -            -         4,082,000

Cash dividends declared - $0.80 per share          -           -         (2,314,000)       -            -        (2,314,000)

Changes in net unrealized loss on
   securities available for sale, net of tax       -           -            -         (4,132,000)       -        (4,132,000)

Purchase of Treasury stock                        (26,000)     -            -              -       (2,279,000)   (2,305,000)

Exercise of stock options                          57,000      195,000      -              -          549,000       801,000
----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                  $ 2,935,000   11,962,000   21,889,000   (3,458,000)  (1,730,000)   31,598,000
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Statements of Cash Flow
Years ended December 31, 1999, 1998 and 1997

----------------------------------------------------------------------------------------------------------------------

                                                                          1999             1998            1997
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                         $  4,082,000        4,022,000       4,008,000

     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Net gain on sales of securities available
                for sale                                                     (88,000)        (509,000)       (154,000)
            Net gain on calls on investments securities                         -              (2,000)         (3,000)
            Accretion of discount on securities
                and money market investments                                (132,000)         (48,000)        (63,000)
            Amortization of premium on investment
                securities                                                   370,000          394,000          91,000
            Provision for loan losses                                        370,000          420,000         535,000
            Decrease in deferred loan fees                                   (52,000)        (260,000)         (6,000)
            (Increase) decrease in deferred tax benefit                     (110,000)          54,000          (2,000)
            Decrease (increase) in accrued interest receivable              (120,000)         621,000        (576,000)
            Depreciation and amortization of premises
                and equipment                                              1,042,000          859,000         844,000
            (Gain)loss on sales of premises and equipment                     66,000          (23,000)         (5,000)
            Loss on sale of other real estate                                408,000          220,000          13,000
            Proceeds from the sale of mortgage
                 and PHEAA loans held for sale                             1,704,000        5,419,000       3,414,000
            Net increase in mortgage & PHEAA
                loans held for sale                                       (2,548,000)      (5,712,000)     (3,160,000)
            Gain on sale of mortgages and PHEAA loans                        (17,000)         (62,000)        (58,000)
            (Decrease) increase in other assets                              472,000         (497,000)         57,000
            Amortization of goodwill                                          38,000           39,000          38,000
            Decrease in accrued interest payable                             (66,000)          (8,000)        (98,000)
            (Decrease) increase in other liabilities                        (291,000)         283,000         (32,000)
----------------------------------------------------------------------------------------------------------------------
     Total adjustments to reconcile net income to net cash
         provided by operating activities                                  1,046,000        1,188,000         835,000
----------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                  5,128,000        5,210,000       4,843,000
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Proceeds from maturities and calls of securities
         held to maturity                                                  9,384,000       16,866,000       6,638,000
     Proceeds from maturities and calls of securities
         available for sale                                               19,234,000       31,788,000      38,459,000
     Proceeds from sales of securities available for sale                  4,626,000       20,217,000      17,799,000
     Purchases of securities held to maturity                              -              (25,804,000)    (44,593,000)
     Purchase of securities available for sale                           (41,145,000)     (56,167,000)    (53,992,000)
     Net increase in loans made to customers, excluding
         provision for loan losses and change in
         deferred loan fees                                              (18,190,000)     (14,130,000)     (9,764,000)
     Acquisition of premises and equipment                                  (337,000)      (2,635,000)     (1,132,000)
     Proceeds from sales of premises and equipment                            29,000           66,000          35,000
     Proceeds from sale of other real estate                                 867,000          459,000         471,000
----------------------------------------------------------------------------------------------------------------------


Net cash used in investing activities                                    (25,532,000)     (29,340,000)    (46,079,000)
----------------------------------------------------------------------------------------------------------------------

                                       40

PIONEER AMERICAN HOLDING COMPANY CORP.
Consolidated Statements of Cash Flows, (Continued)
Years ended December 31, 1999, 1998 and 1997


----------------------------------------------------------------------------------------------------------------

                                                                   1999              1998              1997
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net (decrease)increase in demand, NOW and Super
         NOW, savings, money market and time deposits.         $ (7,887,000)      13,717,000         (2,303,000)
     Dividends paid                                              (2,322,000)      (2,198,000)        (1,992,000)
     Other borrowed money                                        29,700,000       25,000,000         40,000,000
     Repayment of other borrowed money                           (3,962,000)      (3,716,000)        (3,202,000)
     Increase (decrease) Federal funds purchased                 -                (2,350,000)         2,350,000
     Exercise of stock options                                      801,000          371,000            273,000
     Purchase of treasury stock                                  (2,305,000)         (35,000)        -
----------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                        14,025,000       30,789,000         35,126,000
----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents             (6,379,000)       6,659,000         (6,110,000)

Cash and cash equivalents at beginning of year                   21,577,000       14,918,000         21,028,000
----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                       $ 15,198,000       21,577,000         14,918,000
----------------------------------------------------------------------------------------------------------------

Supplemental Disclosure:
     Cash payments for interest                                  14,964,000       14,327,000         12,943,000
     Cash payments for income taxes                               1,663,000        1,753,000          1,491,000
     Transfer of assets from loans
         to other real estate                                       402,000        1,083,000            753,000
     Change in net unrealized loss(gain) on securities
         available for sale                                       6,262,000           83,000         (1,378,000)
     Tax effect on change in unrealized loss(gain)
         on securities available for sale                         2,130,000           28,000           (469,000)
----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

 (1)     Summary of Significant Accounting Policies

         Principles of Consolidation and Presentation

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include the accounts of Pioneer American Holding Company Corp. (the "Company") and its wholly-owned subsidiary, Pioneer American Bank, National Association (the "Bank"). The Bank provides a wide range of banking services to individual and corporate customers through its branch banks in Lackawanna, Luzerne, Monroe, Wayne, and Wyoming Counties in Pennsylvania. The Bank operates within two major markets in Northeastern Pennsylvania consisting of: the Scranton - Wilkes-Barre - Hazleton metropolitan statistical area (MSA) and the Poconos. These two markets are quite diverse. The MSA consists of a stable industrial complex and a growing service industry. The MSA also has a relatively stable population base. The Poconos is a more transient market with a growing industrial and service complex, but is still primarily driven by the vacation resort and tourist trade. The entire business of the Company is managed as one operating segment.

         The Bank operates its branch network in two distinct manners: supermarket banking (8 offices), traditional branch banking (11 offices). The Bank also maintains a full service branch in the student center of a local University. A large percentage of the Bank's loans and deposits were originated and are being serviced by the traditional branches. All of the branches are full service and offer commercial and retail products. These products include checking accounts (non-interest and interest bearing), savings accounts, certificate of deposits, commercial and installment loans, real estate mortgages and home equity loans. The Bank also offers ancillary services which complement these products.

         The Bank is subject to competition from other financial institutions and other financial services companies. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

         All material intercompany balances and transactions between the Company and its subsidiary have been eliminated. In preparing the financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet and revenues and expenses for the reporting period. Actual results could differ from those estimates.

--------------------------------------------------------------------------------

(1)      Continued

         Cash and Cash Equivalents

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds are sold for one-day periods. The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 1999, was $4,873,000, which amount was satisfied through the restriction of vault cash.

         The Bank is also required to maintain certain balances at correspondent banks based upon activity with the correspondent. At December 31, 1999, the amount of such required balances was $21,000.


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


         Interest Revenue and Expense

         Interest revenue and expense are accrued using various methods which approximate a level yield or cost when related to principal amounts outstanding. Unearned discount on loans is amortized to income by a method which also approximates a level yield on the principal amounts outstanding.

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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


         Premises and Equipment

         Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated lives of the related assets.

         Other Real Estate Owned

         Other real estate owned consists of real estate acquired through or in lieu of foreclosure and is stated at the lower of cost or estimated fair value, less estimated disposal costs. Allowances for declines in value subsequent to acquisition were not necessary at both December 31, 1999 and 1998. While management uses the best information available to make its evaluations, future adjustments to the valuation of other real estate may be necessary if economic conditions differ significantly from the assumptions used in making the evaluations.


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

--------------------------------------------------------------------------------

(2)      Securities Available for Sale

         Securities available for sale at December 31, 1999 and 1998 are summarized as follows:

----------------------------------------------------------------------------------------------------------------
                                                                                  1999
                                                         -------------------------------------------------------
                                                              Cost              Unrealized        Carrying Value
----------------------------------------------------------------------------------------------------------------
                                                                            Gain          Loss        (Fair)
----------------------------------------------------------------------------------------------------------------
Federal agency mortgage-backed  obligations:
     Federal National Mortgage Association             $     10,279,000       7,000       (441,000)   9,845,000
     Federal Home Loan Mortgage Corporation                   4,058,000       -           (146,000)   3,912,000
     Government National Mortgage Association                34,296,000       -         (2,025,000)  32,271,000
Other obligations of Federal agencies                        45,980,000       -         (1,743,000)  44,237,000
State and municipals                                         16,485,000       15,000      (907,000)  15,593,000
Other securities                                              6,276,000       -               -       6,276,000
----------------------------------------------------------------------------------------------------------------
Total securities available for sale                    $    117,374,000       22,000    (5,262,000) 112,134,000
----------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------
                                                                                   1998
                                                         -------------------------------------------------------
                                                              Cost              Unrealized        Carrying Value
----------------------------------------------------------------------------------------------------------------
                                                                            Gain          Loss        (Fair)
----------------------------------------------------------------------------------------------------------------
Federal agency mortgage-backed  obligations:
     Federal National Mortgage Association             $      9,365,000        42,000      (10,000)   9,397,000
     Federal Home Loan Mortgage Corporation                   5,464,000       -            (35,000)   5,429,000
     Government National Mortgage Association                19,078,000       239,000      (16,000)  19,301,000
Other obligations of Federal agencies                        47,207,000       391,000      (61,000)  47,537,000
State and municipals                                         12,817,000       502,000      (30,000)  13,289,000
Other securities                                              6,126,000       -                -      6,126,000
----------------------------------------------------------------------------------------------------------------
Total securities available for sale                    $    100,057,000     1,174,000     (152,000) 101,079,000
----------------------------------------------------------------------------------------------------------------


         The amortized cost and fair value of securities available for sale at December 31, 1999 are due as follows:


--------------------------------------------------------------------------------------------------
                                                               December 31, 1999
                                              ----------------------------------------------------

                                                 Amortized                            Fair
                                                    Cost                              Value
--------------------------------------------------------------------------------------------------
Securities Available for Sale
--------------------------------------------------------------------------------------------------

Due in one year or less                           $  2,000,000                          1,979,000
Due after one year through five years               31,431,000                         30,376,000
Due after five years through ten years              28,238,000                         26,728,000
Due after ten years                                 55,705,000                         53,051,000
--------------------------------------------------------------------------------------------------


Total securities available for sale               $117,374,000                        112,134,000
--------------------------------------------------------------------------------------------------

                                       46

--------------------------------------------------------------------------------

(2)      Continued

         Proceeds from sales of securities available for sale during 1999 were $4,626,000. Gross gains of $88,000 were realized on these sales. Proceeds from sales of securities available for sale during 1998 were $20,217,000. Gross gains of $509,000 were realized on these sales. Proceeds from sales of securities available for sale during 1997 were $17,799,000. Gross gains of $170,000 and gross losses of $16,000 were realized on these sales.

(3)      Securities Held to Maturity

         Securities held to maturity at December 31, 1999 and 1998 are summarized as follows:

--------------------------------------------------------------------------------------------------------------
                                                                                1999
                                                       -------------------------------------------------------
                                                       Carrying Value         Unrealized          Fair Value
                                                           (Cost)         Gain          Loss
--------------------------------------------------------------------------------------------------------------
Federal agencies mortgage backed                     $     28,296,000        -        (1,098,000)  27,198,000
Obligations of state and politcal subdivisions              8,316,000        43,000      (58,000)   8,301,000
--------------------------------------------------------------------------------------------------------------

Securities held for investment                       $     36,612,000        43,000   (1,156,000)  35,499,000
--------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------
                                                                                 1998
                                                       -------------------------------------------------------
                                                       Carrying Value         Unrealized          Fair Value
                                                           (Cost)           Gain         Loss
--------------------------------------------------------------------------------------------------------------
Federal agencies mortgage backed                     $     35,838,000       184,000      (43,000)  35,979,000
Obligations of states and political subdivisions           10,340,000       413,000       (3,000)  10,750,000
--------------------------------------------------------------------------------------------------------------

Securities held for investment                       $     46,178,000       597,000      (46,000)  46,729,000
--------------------------------------------------------------------------------------------------------------

         The amortized cost and market value of investment securities at December 31, 1999 are due as follows:


--------------------------------------------------------------------------------------------------------------
                                                                           December 31, 1999
                                                          ----------------------------------------------------

                                                              Amortized                              Fair
                                                                Cost                                Value
--------------------------------------------------------------------------------------------------------------
Investment Securities
--------------------------------------------------------------------------------------------------------------

Due in one year or less                                 $           388,000                           387,000
Due after one year through five years                             3,305,000                         3,303,000
Due after five years through ten years                            3,316,000                         3,312,000
Due after ten years                                              29,603,000                        28,497,000
--------------------------------------------------------------------------------------------------------------

Total investment securities                             $        36,612,000                        35,499,000

--------------------------------------------------------------------------------------------------------------

         At December 31, 1999 and 1998, securities with an aggregate book value of $73,664,000 and $40,407,000 respectively, were pledged to secure public deposits.

         There were no sales of securities held to maturity during the periods presented herein.

--------------------------------------------------------------------------------

(4)      Loans

         Loans at December 31, 1999 and 1998 are summarized below:

---------------------------------------------------------------------------------------------------------
                                                                   1999                     1998
---------------------------------------------------------------------------------------------------------
Commercial business                                       $          23,063,000               17,264,000
Commercial real estate                                               78,405,000               71,389,000
Real estate construction                                              1,034,000                1,120,000
Real estate residential (mortgage and installment)                  138,140,000              133,521,000
Consumer                                                             18,452,000               17,681,000
---------------------------------------------------------------------------------------------------------

Total loans, gross                                                  259,094,000              240,975,000

Unearned discount                                                   (14,224,000)             (14,531,000)
Deferred loan fees                                                     (657,000)                (709,000)
---------------------------------------------------------------------------------------------------------

Total loans, net of unearned discount
         and deferred loan fees                           $         244,213,000              225,735,000
---------------------------------------------------------------------------------------------------------


         Substantially all of the Bank's loans are secured by residential and/or commercial real estate in the area of Northeastern Pennsylvania. Loans secured by commercial or residential real estate outside of Northeastern Pennsylvania constitute less than 2% of the Bank's loans outstanding at December 31, 1999 and 1998. Accordingly, the Bank's primary concentration of credit risk is related to the real estate market in the Northeastern Pennsylvania area and the ultimate collectibility of this portion of the Bank's loan portfolio is susceptible to changes in economic conditions in that area. Management of the Bank does not believe there are any other significant concentrations of credit risk in the loan portfolio.

         Interest was not being recorded on total loans aggregating approximately $1,444,000, $1,684,000, and $2,596,000 as of December 31,
         1999, 1998, and 1997, respectively. If all non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period, interest income would have increased by $77,000, $98,000, and $149,000 for the years ended December 31, 1999, 1998, and 1997 respectively. The amount of interest income on non-accruing loans which was recorded in income was $21,000 in 1999, $13,000 in 1998 and $12,000 for 1997, respectively. The total amount of restructured loans were $1,014,000, $1,247,000, and $890,000 as of
         December 31, 1999, 1998, and 1997, respectively. The amount of interest on restructured loans which was recorded in income was $89,000, $98,000, and $59,000 during 1999, 1998, and 1997, respectively. If the restructured loans had been current in accordance with their original terms and had been outstanding throughout the period, interest income would have increased by $26,000, $24,000, and $33,000 for the years ended December 31, 1999, 1998, and 1997.

--------------------------------------------------------------------------------

(4)      Continued

         As of December 31, 1999, 1998, and 1997 the Company had impaired loans with a total recorded balance of $1,629,000, $1,530,000, and $1,922,000, respectively. The average recorded balance for the twelve month periods ended December 31, 1999, 1998, and 1997 was $1,631,000, $1,837,000, and $1,914,000, respectively. Interest income recognized on impaired loans during each of these periods was nominal. As of December 31,1999, 1998, and 1997 the amount of recorded balance in impaired loans for which there is a related allowance for credit losses and the amount of the allowance is $822,000 and $205,000, respectively, $425,000 and $106,000, respectively, and $815,000 and $185,000, respectively. The amount of the recorded balance in impaired loans for which there was no related allowance for credit losses at December 31, 1999, 1998, and 1997 was $807,000, $1,105,000, and $1,107,000,
         respectively. The aggregate amount of impaired loans are measured under the fair value measurement method.

         The aggregate amount of loans by the Company to its directors and executive officers, including loans to related persons and entities, was $4,579,000 and $2,580,000 at December 31, 1999 and 1998,
         respectively. These loans were made in the ordinary course of business at substantially the same terms and conditions as those with other borrowers. Included in new loans is $1,606,000 due to the appointment of new directors with previously outstanding loans.

         An analysis of the activity of these loans follows:

--------------------------------------------------------------------------------------------
                                                                                  1999
--------------------------------------------------------------------------------------------
Balance January 1                                                           $     2,580,000
         New loans                                                                2,820,000
         Repayments                                                                 821,000
--------------------------------------------------------------------------------------------

Balance December 31                                                         $     4,579,000
--------------------------------------------------------------------------------------------

         The Company did not sell any mortgages in 1999. In 1998 and 1997 the Company sold newly originated mortgage loans (primarily fixed rate) to the Federal Home Loan Mortgage Corporation. The proceeds from the sale of these loans were $-0-, $3,452,000, and $992,000 in 1999, 1998, and
         1997, respectively. The Company recognized a gain of $-0- in 1999 and a gain of $36,000 and $20,000 in 1998 and 1997, respectively, from these transactions. The proceeds from the sale of PHEAA loans by the Company were $1,704,000, $1,967,000 and $2,422,000 in 1999, 1998, and 1997,
         resulting in gains of $17,000, $26,000, and $38,000, respectively. Loans serviced for the benefit of others approximated $15,057,000 and $18,231,000 as of December 31, 1999 and 1998, respectively.

--------------------------------------------------------------------------------


(5)      Allowance for Loan Losses

         Activity in the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997 is summarized as follows:


----------------------------------------------------------------------------------------------------------
                                                                   1999           1998          1997
----------------------------------------------------------------------------------------------------------
Balance at beginning of period                               $     2,909,000      2,759,000     2,750,000

Additions and (deductions):
         Loans charged-off                                          (264,000)      (308,000)     (599,000)
         Recoveries                                                   42,000         38,000        73,000
----------------------------------------------------------------------------------------------------------

Net loans charged-off                                               (222,000)      (270,000)     (526,000)
----------------------------------------------------------------------------------------------------------

Provision for loan losses                                            370,000        420,000       535,000
----------------------------------------------------------------------------------------------------------

Balance at end of period                                     $     3,057,000      2,909,000     2,759,000
----------------------------------------------------------------------------------------------------------


(6)      Premises and Equipment

         Premises and equipment were comprised of the following at December 31, 1999 and 1998:

------------------------------------------------------------------------------------------------------------
                                                                           1999                 1998
------------------------------------------------------------------------------------------------------------
Premises owned                                                    $          5,849,000            5,801,000
Furniture and equipment                                                      9,001,000            8,700,000
Leasehold improvements                                                       1,175,000            1,334,000
------------------------------------------------------------------------------------------------------------
                                                                            16,025,000           15,835,000

Accumulated depreciation and amortization                                   (9,758,000)          (8,768,000)
------------------------------------------------------------------------------------------------------------

Premises and Equipment, net                                       $          6,267,000            7,067,000
------------------------------------------------------------------------------------------------------------


         Occupancy expenses were reduced by rental income from premises owned of $30,000 in 1999, $30,000 in 1998 and $31,000 in 1997.

(7)      Deposits

         Included in time deposits are certificates of deposit. Although such certificates are often renewed, the following is a summary by maturity dates of these certificates at December 31, 1999 and 1998:

---------------------------------------------------------------------------------------
Maturity                                                   1999             1998
---------------------------------------------------------------------------------------
Less than one year                                   $   106,946,000       113,864,000
Greater than one year                                     30,187,000        32,908,000
---------------------------------------------------------------------------------------

                                                     $   137,133,000       146,772,000
---------------------------------------------------------------------------------------

                                       50

--------------------------------------------------------------------------------

(7)      Continued

         The aggregate amount of certificates of deposit, each $100,000 or more, was $41,064,000 and $41,633,000 at December 31, 1999 and 1998,
         respectively. Interest expense associated with certificates of deposit, each $100,000 or more, was approximately $2,226,000, $2,510,000, and
         $2,782,000, respectively, for the years ended December 31, 1999, 1998 and 1997.

(8)      Other Borrowed Money

         The Bank maintains a collateralized maximum borrowing capacity of $137,143,000 with the Federal Home Loan Bank of Pittsburgh (FHLB). Inclusive in this figure is an available line of credit of $10,000,000. The line is collateralized by eligible securities. At December 31, 1999 other borrowed money short term was $4,700,000 and $-0- for 1998 against the Bank's line of credit. Two FHLB advances of $10,000,000 each were borrowed on January 21, 1997 and will mature on January 22, 2002 with a fixed rate of 6.44% and 6.45%, respectively. The Bank's third FHLB advance of $20,000,000 was borrowed on September 11, 1997. This was a five year/two year convertible program with a fixed rate of 5.98% for two years, adjustable quarterly thereafter at the option of the FHLB. On January 22, 1998 and February 22, 1999 the Bank also borrowed $25,000,000 at a ten year/five year putable program with a fixed rate of 5.38% and 4.97%, respectively.

         The balance of other borrowed money and Federal funds purchased as of December 31, 1999, 1998 and 1997 are summarized as follows:

                                                                      Maximum
                                                                       Amount                        Weighted
                                                                    Outstanding        Average       Average
                                                   Weighted           at Month          Amount       Interest
                                     Balance       Average              End          Outstanding       Rate
                                     End of        Interest          During the       During the    During the
                                     Period          Rate              Period           Period        Period
                                  -------------- -------------      -------------    ------------- -------------

             1999
             ----
FHLB Advances                   $    79,120,000          5.84%     $  82,439,000   $   77,621,000       5.60%
Note Payable                            275,000          6.50            275,000          275,000       6.50
Federal funds purchased                   -               -                -              156,000       5.80
Short term borrowing                  4,700,000          4.05          4,700,000           62,000       4.80


             1998
             ----
FHLB Advances                   $    58,082,000          6.15%     $  61,497,000   $   58,689,000       5.86%
Note Payable                            275,000          6.50            275,000          275,000       6.50
Federal funds purchased                   -               -            3,000,000          447,000       4.92


             1997
             ----
FHLB Advances                   $    36,798,000          6.36%     $  37,984,000   $   23,323,000       6.35%
Note Payable                            275,000          6.50            275,000          275,000       6.50
Federal funds purchased               2,350,000          8.00          2,350,000          160,000       6.25

--------------------------------------------------------------------------------

(8)      Continued

         Advances from the Federal Home Loan Bank (FHLB) of Pittsburgh with fixed rates ranging from 4.97% to 6.45% at December 31, 1999 are due as follows:

                                                           Weighted
                                                           Average
                                     Amount                  Rate
                                 ---------------        ---------------
             2000                     4,225,000              6.45
             2001                     4,506,000              6.45
             2002                    20,389,000              5.99
             2008                    25,000,000              5.38
             2009                    25,000,000              4.97
                                 ---------------
                                 $   79,120,000
                                 ===============


(9)      Commitments, Contingent Liabilities, Off Balance Sheet Risk

         In the ordinary course of business, the Company and its subsidiary are subject to legal actions which involve claims for monetary relief. Based upon information presently available to management and its counsel, it is management's opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on the Company's financial condition and results of operations.

         The Company is currently obligated for eight non-cancelable, long-term commitments under operating leases for eight branch offices. Total rental expense, which consists primarily of the rent for the branch offices and computer equipment was $285,000, $310,000 and $304,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         The following is a schedule by years for future minimum rental payments required for operating leases as of December 31, 1999:

         Years ending December 31:

              2000                    $       235,000
              2001                            145,000
              2002                             83,000
              2003                             81,000
              2004                             78,000
              2005 thereafter                  64,000
                                      ----------------

         Total minimum
         payments required            $       686,000
                                      ================

--------------------------------------------------------------------------------

(9)      Continued

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

         The Company had outstanding standby letters of credit in the amount of approximately $1,488,000 and $2,131,000 and unfunded loan and line of credit commitments in the amount of approximately $16,537,000 and $14,846,000 at December 31, 1999 and 1998, respectively. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The exposure to credit loss in the event of non-performance by the counter party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds various collateral to support these commitments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.


  (10)   Stockholders' Equity and Per Share Data

         Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding during the period. The dilutive effect of stock options is excluded from basic earnings per share, but included in the computation of diluted earnings per share.

--------------------------------------------------------------------------------

  (10)   Continued

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                               1999             1998             1997
                                                               ----             ----             ----
Numerator:
       Net income                                           $     4,082            4,022            4,008
                                                            ===========      ===========      ===========

Denominator:
       Denominator for basic earnings per share -
       weighted average shares                                    2,902            2,894            2,850

Effect of dilutive securities:
       Employee stock options                                        27               59               89
                                                            -----------      -----------      -----------

Denominator for diluted earnings per share -
       adjusted weighted average shares and
       assumed conversion                                         2,929            2,953            2,939
                                                            ===========      ===========      ===========

Basic earnings per share                                    $      1.41             1.39             1.41
                                                            ===========      ===========      ===========

Diluted earnings per share                                  $      1.39             1.36             1.36
                                                            ===========      ===========      ===========



         The weighted average number of basic shares outstanding in 1999, 1998 and 1997 were 2,901,944, 2,893,570, and 2,849,723 shares, respectively.
         The weighted average number of diluted shares outstanding in 1999, 1998, and 1997 were 2,929,078, 2,953,325 and 2,939,090 shares, respectively. The Company currently has one million shares of authorized, but unissued preferred stock.


(11)     Employee Stock Option Plan

         In 1990, the Company's Board of Directors adopted an employee stock option plan (the Plan) which reserved 300,000 shares of authorized but unissued stock, as adjusted for the stock splits, effective February 7, 1994 and July 15, 1996. The Plan provides for the grant of incentive stock options and nonqualified stock options. The exercise price of the options when issued was at least 100% of the fair market value of the Company's common stock as of the date the options were granted. The exercise of the stock options is subject to a vesting schedule and certain termination provisions. Stock options have been issued for all of the authorized shares of stock reserved under the plan.

-----------------------------------------------------------------------------

(11)     Continued

         Changes in total options outstanding during 1999, 1998, and 1997, were as follows:

--------------------------------------------------------------------------------------------
                                                                                 Weighted
                                            Number of         Exercise Price     Average
                                             Options          Per Option (1)  Exercise Price
--------------------------------------------------------------------------------------------
Balance at December 31, 1996                 182,725          $8.00  -  $13.00      10.31
   ISOs Exercised                            (37,597)         $8.00  -  $13.00       9.68
--------------------------------------------------------------------------------------------
Balance at December 31, 1997                 145,128          $8.00  -  $13.00      10.48
   ISOs Exercised                            (42,935)         $8.00  -  $ 9.00       8.64
--------------------------------------------------------------------------------------------
Balance at December 31, 1998                 102,193          $8.00  -  $13.00      11.26
   ISOs Exercised                            (57,068)         $8.00  -  $13.00      11.18
--------------------------------------------------------------------------------------------

Balance at December 31, 1999                  45,125          $8.00  -  $13.00      11.35
--------------------------------------------------------------------------------------------


         The following table summarizes information about stock options outstanding at December 31, 1999:

---------------------------------------------------------------------------------------------------
                                                                 Exercisable
                                           --------------------------------------------------------
Exercise                                                                               Average
Price Range                                     Shares         Average Life(1)     Exercise Price
---------------------------------------------------------------------------------------------------
$    8.00                                         6,125            1.50               $    8.00
     9.00                                        11,000            3.33                    9.00
$   13.00                                        28,000            4.17               $   13.00
---------------------------------------------------------------------------------------------------
Total                                            45,125            3.00                   11.35
---------------------------------------------------------------------------------------------------

(1) Average contractual life remaining in years.



         The Company, as permitted, has elected not to adopt the fair value accounting provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and has instead continued to apply the existing intrinsic value method in accounting for stock based compensation and provide the required proforma disclosure of SFAS No. 123. The Company did not grant any options in 1999, 1998 or 1997. Therefore had compensation cost for the Company's stock options been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been unaffected.


(12)     Regulatory Matters

         Dividends payable to the Company by the Bank are subject to certain regulatory limitations. The payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year plus the retained net profits for the preceding two calendar years. Accordingly, as of December 31, 1999, dividends in excess of those already declared from the Bank to the Company are limited to $4,193,000. The dividends declared to the Company by the Bank were $3,932,000 in 1999.

         Under Federal banking law, the Bank is restricted regarding extensions of credit to the Company. The limit on extensions of credit was $2,001,000 as of December 31, 1999.

--------------------------------------------------------------------------------

(12)     Continued

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off- balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 1999, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

--------------------------------------------------------------------------------

(12)     Continued

         The Bank's actual capital amounts and ratios are also presented in the table below.

----------------------------------------------------------------------------------------------------------------

                                                                                       To Be Well Capitalized
                                        Actual              For Capital Adequacy      Under Prompt Corrective
                                                                  Purposes                     Action
                                                                                             Provisions

                               ---------------------------------------------------------------------------------

                                  Amount        Ratio         Amount        Ratio        Amount         Ratio
                                  ------        -----         ------        -----        ------         -----
As of December 31, 1999

Total Capital
    (to Risk Weighted Assets)    $37,279,000     15.76%     > $18,922,640   > 8.00%   > $23,653,300   > 10.00%
                                                            -               -         -               -

Tier I Capital
    (to Risk Weighted Assets)    $34,321,000     14.51%     >  $9,461,320   > 4.00%   > $14,191,980    > 6.00%
                                                            -               -         -                -

Tier I Capital
     (to Average Assets)         $34,321,000      8.07%     > $17,010,960   > 4.00%   > $21,263,700    > 5.00%
                                                            -               -         -                -

As of December 31, 1998

Total Capital
    (to Risk Weighted Assets)    $36,359,000     16.22%     > $17,935,840   > 8.00%   > $22,419,800   > 10.00%
                                                            -               -         -               -

Tier I Capital
    (to Risk Weighted Assets)    $33,555,000     14.97%     > $ 8,967,920   > 4.00%   > $13,451,880    > 6.00%
                                                            -               -         -                -

Tier I Capital
     (to Average Assets)         $33,555,000      8.25%     > $16,260,840   > 4.00%   > $20,326,050    > 5.00%
                                                            -               -         -                -

----------------------------------------------------------------------------------------------------------------



(13)     Income Taxes

         The components of federal income tax expense (benefit) are as follows:


---------------------------------------------------------------------------------------------
                                                         1999         1998          1997
---------------------------------------------------------------------------------------------
Current                                            $    1,378,000     1,481,000    1,502,000
Deferred                                                  110,000        54,000       (2,000)
---------------------------------------------------------------------------------------------

                                                   $    1,488,000     1,535,000    1,500,000
---------------------------------------------------------------------------------------------

                                       57

-----------------------------------------------------------------------------

(13)     Continued

         A reconciliation of the income tax expense in the accompanying statements of income with the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

---------------------------------------------------------------------------------------
                                                       1999        1998        1997
---------------------------------------------------------------------------------------
Tax expense at 34% rate                           $   1,894,000   1,889,000  1,873,000
Interest from tax exempt loans
     and investments                                   (414,000)   (368,000)  (361,000)
Other, net                                                8,000      14,000    (12,000)
---------------------------------------------------------------------------------------

Income tax expense                                $   1,488,000   1,535,000  1,500,000
---------------------------------------------------------------------------------------



         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:


------------------------------------------------------------------------------------------------------
                                                                        1999              1998
------------------------------------------------------------------------------------------------------
Deferred tax assets:
     Executive retirement plan                                 $        264,000           251,000
     Allowance for loan losses                                          757,000           713,000
     Deferred loan fees                                                 176,000           185,000
     Deferred directors fees                                            117,000           116,000
     Non-accrual interest                                                29,000            45,000
     Unrealized loss on securities available for sale                 1,783,000               -
     Others, net                                                          2,000            39,000
------------------------------------------------------------------------------------------------------
Total gross deferred tax assets                                       3,128,000         1,349,000

Deferred tax liabilities:
     Accumulated amortization of discount
     on investment securities                                           (74,000)         (118,000)
     Depreciation                                                      (256,000)         (325,000)
     Unrealized gain on securities available for sale                      -             (347,000)
------------------------------------------------------------------------------------------------------
Total gross deferred tax liabilities                                   (330,000)         (790,000)
------------------------------------------------------------------------------------------------------

Net deferred tax asset                                         $      2,798,000           559,000
------------------------------------------------------------------------------------------------------


         Based upon the Company's current taxable history and the anticipated level of future taxable income, management of the Company believes the existing deductible temporary differences will, more likely than not, reverse in future periods in which the Company generates net taxable income. Accordingly, the Company does not believe a valuation allowance is necessary at December 31, 1999 or 1998. There can be no assurance, however, that the Company will generate any earnings or any specific level of continued earnings in the future.

         At December 31, 1999 and 1998, net deferred tax benefits of $2,798,000 and $559,000 respectively, are included in other assets, and income taxes currently recoverable of $177,000 and $257,000, respectively are included in other assets.

--------------------------------------------------------------------------------

(14)     Benefit Plans

         The Bank has an employee stock ownership plan which includes substantially all employees who have at least one year of service. A qualified determination letter has been received from the Internal Revenue Service. Contributions at the discretion of the Company's Board of Directors of $-0-, $2,000 and $54,000 were accrued in 1999, 1998 and 1997, respectively.

         The ESOP held 132,648 and 143,579 shares of the Bank's common stock at December 31, 1999 and 1998, respectively.

         The Bank has a savings and investment plan. Employees who have completed one year of service with 1,000 hours of employment during that year are eligible to participate. Employees may contribute up to 12% of their total pay in each payroll period up to approximately $9,000 during any calendar year. The Bank matches the employees' contribution to the Plan at a rate of 100% for the first 3% contributed by the employee and at a rate of 50% for the second 3% contributed by the employee. A qualified determination letter has been received from the Internal Revenue Service. Expense for this Plan was $122,000 in 1999, $121,000 in 1998, and $115,000 in 1997.

         During 1997 and through and until October 1998, the Company maintained employment contracts with its President and Senior Executive Vice President. The employment contracts provided for a minimum annual salary and certain incentives in the event of a merger of the Company. During this period, the Company also paid premiums on split dollar life insurance policies on the lives of these executives and expects reimbursement of policy premiums upon the death or termination of these executives. The Company also agreed to provide enhanced retirement benefits for these executives. During 1999 the Company maintained an employment contract only with its President. Costs for these benefits were approximately $37,000, $24,000 and $44,000 in 1999, 1998 and 1997,
         respectively.

         The Company has a deferred compensation plan for directors' fees under which nine directors deferred receipt of $6,000 each per year during the four years ended March 31, 1990. The Company is obligated to pay the directors an annuity beginning at the later of their attaining age 65 or March 31, 1990. The obligation is funded substantially by life insurance on the directors.

         A total of $26,000 was disbursed to these directors in 1999, and $32,000 in 1998 and 1997. In 1999, 1998 and 1997, $36,000, was remitted for the payment of insurance premiums. Assets held by the insurance company which have reduced the company's accrual were $491,000 and $502,000 at December 31, 1999 and 1998, respectively. Expense under this plan was $21,000, $12,000, and $24,000 in 1999, 1998 and 1997,
         respectively.

------------------------------------------------------------------------------
(15)     Disclosures about Fair Value of Financial Instruments

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

         Loans

         Fair values are estimated for portfolios of loans of similar financial characteristics. Loans are segregate by type such as commercial, residential real estate, and consumer. Each loan category is further segmented

--------------------------------------------------------------------------------
(15)     Continued

         Loans, continued

         into fixed and adjustable rate interest terms. The fair value of performing loans is calculated by discounting the expected future cash flows through expected maturity, considering prepayment experience, using estimated market discount rates that reflect the inherent credit risk in the loan.

         Fair value of nonperforming loans is based upon estimated future cash flows discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.


         Accrued Interest Receivable

         For accrued interest receivable the carrying amount is a reasonable estimate of fair value.

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

         Accrued Interest Payable

         For accrued interest payable the carrying amount is a reasonable estimate of fair value.

         Other Borrowed Money

         The fair value of other borrowed money is based on the discounted value of contractual cash flows. The discount rate was estimated using rates currently asked for similar borrowings.

         Commitments to extend credit, and standby letters of credit
         The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties.

--------------------------------------------------------------------------------
(15)     Continued

         Commitments to extend credit, and standby letters of credit

         The following represents the carrying value and estimated fair value:

------------------------------------------------------------------------------------------------------
                                                    1999                            1998
                                          Carrying         Fair            Carrying         Fair
                                            Value          Value            Value          Value
------------------------------------------------------------------------------------------------------
Financial assets:

     Cash and due from banks         $     15,198,000      15,198,000       13,977,000     13,977,000
     Federal funds sold                       -              -               7,600,000      7,600,000
     Securities available for sale        112,134,000     112,134,000      101,079,000    101,079,000
     Securities held to maturity           36,612,000      35,499,000       46,178,000     46,729,000
     Loans                                241,156,000     241,987,000      222,826,000    229,198,000
     Accrued interest receivable            2,667,000       2,667,000        2,547,000      2,547,000

Financial liabilities:

     Deposits                        $    299,473,000     298,707,000      307,360,000    307,732,000
     Accrued interest payable               2,029,000       2,029,000        2,095,000      2,095,000
     Other borrowed money                  84,095,000      81,901,000       58,357,000     59,291,000
------------------------------------------------------------------------------------------------------

         The contract amount and estimated fair value for commitments to extend credit and standby letters of credit are as follows:

------------------------------------------------------------------------------------------------------
                                          At December 31, 1999              At December 31, 1998
                                     -------------------------------   -------------------------------
                                       Contract         Estimated        Contract         Estimated
                                        Amount         Fair Value         Amount         Fair Value
------------------------------------------------------------------------------------------------------
Commitments to extend credit      $     16,537,000          248,000       14,846,000          223,000

Standby letters of credit                1,488,000           30,000        2,131,000           43,000
------------------------------------------------------------------------------------------------------


(16)     Pioneer American Holding Company Corp. (Parent Company Only)

         Condensed 1999, 1998 and 1997 financial information is as follows:

Condensed Balance Sheets
--------------------------------------------------------------------------------------
Assets                                                       1999            1998
--------------------------------------------------------------------------------------
Cash                                                   $      130,000         594,000
Investment in subsidiary                                   31,416,000      34,820,000
Receivable from subsidiary                                    625,000         633,000
--------------------------------------------------------------------------------------

Total assets                                           $   32,171,000      36,047,000
--------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Dividends payable                                             573,000         581,000
Stockholders' equity                                       31,598,000      35,466,000
--------------------------------------------------------------------------------------

Total liabilities and stockholders' equity             $   32,171,000      36,047,000
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

(16)     Continued

         Condensed Statements of Income

--------------------------------------------------------------------------------------
                                                         1999        1998        1997
--------------------------------------------------------------------------------------
Expenses:
     Administrative and other                   $     115,000     138,000      50,000
--------------------------------------------------------------------------------------

Loss before earnings of subsidiary                   (115,000)   (138,000)    (50,000)

Earnings of subsidiary:
     Received as dividends                          3,932,000   2,235,000   2,055,000
     Undistributed                                    265,000   1,925,000   2,003,000
--------------------------------------------------------------------------------------

Net income                                      $   4,082,000   4,022,000   4,008,000
--------------------------------------------------------------------------------------



Condensed Statements of Cash Flows
----------------------------------------------------------------------------------------------------
                                                                 1999         1998         1997
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                 $    4,082,000    4,022,000    4,008,000
Adjustments to reconcile net income to net
             cash from operating activities:
                Undistributed earnings of subsidiary             (265,000)  (1,925,000)  (2,003,000)
                Other                                               8,000      (37,000)     (62,000)
----------------------------------------------------------------------------------------------------

Net cash from operating activities                              3,825,000    2,060,000    1,943,000
----------------------------------------------------------------------------------------------------

Payments for investments in advances
             to subsidiaries                                      300,000         -            -
----------------------------------------------------------------------------------------------------

Net cash provided (used) by investing activities                 (300,000)        -            -
----------------------------------------------------------------------------------------------------

Cash flows used in financing activities:
             Dividend paid                                     (2,322,000)  (2,198,000)  (1,992,000)
             Exercise of stock options                            638,000      371,000      273,000
             Payments to repurchase common stock               (2,305,000)     (35,000)        -
----------------------------------------------------------------------------------------------------

Net cash used in financing activities                          (3,989,000)  (1,862,000)  (1,719,000)
----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                  (464,000)     198,000      224,000

Cash at beginning of year                                         594,000      396,000      172,000
----------------------------------------------------------------------------------------------------

Cash at end of year                                        $      130,000      594,000      396,000
----------------------------------------------------------------------------------------------------

                                       63

 KPMG


     1800 Market Street
     Philadelphia, PA 19103-7212





                         Independent Auditors' Report


The Board of Directors
Pioneer American Holding Company Corp.:


We have audited the accompanying consolidated balance sheets of Pioneer American Holding Company Corp. and subsidiary (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer American Holding Company Corp. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                         KPMG LLP

January 21, 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of
the Securities Exchange Act of 1934, the Registrant has            /S/ GENE E. GOLDENZIEL, ESQ
duly caused this report to be signed on its behalf by the          --------------------------------------
undersigned, thereunto duly authorized.                            GENE E. GOLDENZIEL, ESQ.
                                                                   Director

PIONEER AMERICAN HOLDING COMPANY CORP.
                                                                   /S/  JOSEPH NASSER
                                                                   --------------------------------------
Date:  March 9, 2000                                               JOSEPH NASSER
       -------------                                               Director


                                                                   /S/  RICHARD CHOJNOWSKI
                                                                   --------------------------------------
By     /S/John W. Reuther                                          RICHARD CHOJNOWSKI
       -----------------------------                               Director
       John W. Reuther
       President, Chief Executive Officer


By     /S/Allan A. Muto
       -----------------------------                               /S/  JOHN W. REUTHER
       Allan A. Muto                                               --------------------------------------
       Chief Financial Officer                                     JOHN W. REUTHER
                                                                   Director


By     /S/Richard J. Lapera
       -----------------------------                               /S/  ELDORE SEBASTIANELLI
       Richard J. Lapera                                           --------------------------------------
       Comptroller of Pioneer American                             ELDORE SEBASTIANELLI
       Bank, National Association                                  Director


                                                                   /S/  MARGARET O'CONNOR FLETCHER, R.N.
                                                                   --------------------------------------
                                                                   MARGARET O'CONNOR FLETCHER, R.N.
                                                                   Director


                                                                   /S/  JOHN W. WALSKI
                                                                   --------------------------------------
                                                                   JOHN W. WALSKI
                                                                   Director


                                                                   /S/ MICHAEL MURPHY
                                                                   --------------------------------------
                                                                   MICHAEL MURPHY
                                                                   Director

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

         Management's responsibility for the financial information in the report rests on the Company's internal accounting control structure. The internal accounting control structure consists of written policies and procedures which include segregation of responsibilities and safeguarding against unauthorized use or disposition of assets. During 1999, the internal audit staff, which reports to the Audit Committee of the Board of Directors, had the responsibility of following audit procedures and maintaining close observation of such controls. The internal accounting control structure is designed to provide reasonable assurance that financial records are reliable for financial reporting purposes and that assets are properly safeguarded.

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

Item 10

Information Concerning Directors and Executive Officers


         The following table contains certain information with respect to the Directors whose terms of office expire in 2000, 2001, 2002 and 2003. Michael Murphy and Joseph Nasser were first appointed to the Board of Directors of the Company in 1999. Margaret L. O'Connor was first elected to the Board of Directors of the Company in 1995. Richard Chojnowski and John W. Reuther were first appointed to the Board of Directors of the Company in 1994 and 1988, respectively. All other Directors were first elected upon formation of the Company in 1984.

                 Name                      Age    Year First Elected or        Principal Occupation
                                                  Appointed Director           for Past Five Years
                                                  of the Bank
----------------------------------------------------------------------------------------------------------------------
Class 1 - Term to Expire in 2000

Richard Chojnowski                         57                 1994             Electrical Contractor

Michael Murphy                             38                 1999             Owner - Red Line Towing

Class 2 - Term to Expire 2003

Gene E. Goldenziel                         51                 1985             Attorney - Needle,
                                                                               Goldenziel & Pascale

Joseph G. Nasser                           43                 1999             Accountant - Nasser & Co.

John W. Walski                             78                 1982             Retired - Giant Markets

Class 3 - Term to Expire 2002

Margaret L. O'Connor Fletcher              69                 1995             Former Mayor, Clarks Summit

Class 4 - Term to Expire 2001

John W. Reuther                            50                 1988             President of Company
                                                                               and Bank

Eldore Sebastianelli                       79                 1980             Retired - former co-Owner -
                                                                               C & S Excav. Co.

         The following table sets forth selected information about the Officers of the Bank, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board of Directors. Each of the Officers of the Bank has been principally employed as an officer or employee of the Bank for more than the past five years, except for Allan A. Muto who was hired as Chief Financial Officer in 1999.

               Name                  Age                Position with Bank                 Held Since
--------------------------------------------------------------------------------------------------------
Eldore Sebastianelli                  79   Chairman                                                1998
                                           Director                                                1980

John W. Reuther                       50   President/Chief Executive Officer                       1998
                                           Director                                                1998

Patricia A., Cobb, Esquire            41   Executive Vice President                                1998

James E. Jackson                      56   Executive Vice President                                1998

Allan A. Muto (a)                     39   Senior Vice President/Chief Financial Officer           1999


(a) Prior to joining the Bank in 1999, he was employed as Director/Business Planning of Blue Cross of Northeastern Pennsylvania; and Senior Vice President/Chief Financial Officer of Franklin First Savings Bank.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act (ASection 16(a)@) requires the Company's directors, executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, if any, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all
Section 16(a) filing requirements applicable to its officers and directors were complied with.

Item 11

Executive Compensation and Certain Transactions

Executive Compensation

         The following table sets forth all cash compensation paid by the Company and the Bank for services rendered in all capacities to the Company and its subsidiaries during the fiscal year ended December 31, 1999 to the Chief Executive Officer of the Company and the Bank and the Executive Vice President/Senior Lending Officer of the Bank. No other executive officers of the Company or the Bank had salary and bonus of more than $100,000 during the year ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE

Name and                                                                            Long Term         All Other
Principal Position                                         Annual Compensation    Compensation     Compensation (a)
------------------                                      -----------------------   -------------    ----------------
                                          Year          Salary (b)        Bonus   Stock Options
                                          ----          ----------        -----   -------------
John W. Reuther                           1999           $247,800       $13,500       - 0 -                  $44,987
President and Director of the Bank
and the Company                           1998            163,489        15,000       - 0 -                   44,739

                                          1997            141,250        16,807       - 0 -                   41,478


James E. Jackson                          1999            $94,525        $5,670       - 0 -                   $8,133
Executive Vice President of the Bank
                                          1998             84,525        10,900       - 0 -                    7,940

                                          1997             80,500        10,062       - 0 -                    3,273


(a) For Mr. Reuther includes $7,500 contributed to the Savings and Investment Plan, a car allowance of $2,752, life insurance premiums paid by the Bank of $2,980 and split-dollar insurance premiums paid by the Bank of $31,755 in 1999. For Mr. Jackson includes $4,579, $4,456 and $4,305 contributed to the Savings and Investment Plan, a car allowance of $2,301, $2,364 and $2,377 and life insurance premiums paid by the Bank of $1,253, $1,120 and $900 for 1999, 1998 and 1997, respectively.

(b) Includes Directors fees of $22,800 paid to Mr. Reuther during fiscal 1999.

         The following table sets forth certain information concerning the shares acquired upon exercise of options, the number of unexercised options and the value of unexercised options at December 31, 1999 held by the Executive Officers listed in the Summary Table. No options were granted during the year ended December 31, 1999.

                    OPTION EXERCISES AND YEAR-END VALUE TABLE
            Aggregate Option Exercises In Last Fiscal Year and Option
                           Value at December 31, 1999

                                                                  Number of Unexercised         Value of Unexercised
                                                                        Options at              In-the-Money Options
                                                                    December 31, 1999         at December 31, 1999(a)
                                                                  ----------------------      -----------------------
                                    Shares
                                   Acquired        Value               Exercisable/                 Exercisable/
       Name                      on Exercise     Realized             Unexercisable                Unexercisable
       ----                      -----------     --------             -------------                -------------
John W. Reuther                     7,000        $108,500                39,000/0                    $531,500/0

James E. Jackson                    - 0 -          - 0 -                  - 0 -                        - 0 -

(a) Based upon the difference between the market value of $25.50 per share on December 31, 1999 and the exercise price of the option (as adjusted for the two to one stock split effective June 5, 1996).


Employment Agreement

         On October 27, 1999, the Company and Bank entered into a new employment agreement with Mr. Reuther providing for a base salary of $225,000. The agreement provides for such higher base salary as may be negotiated from time to time during the term of the agreement as well as certain additional employment benefits. The base term of the agreement is three years, with the term automatically extended at the end of each year for one (1) additional year, therefore there is a constant three-year term in effect. The agreement may be terminated by the Bank for cause, upon the death or disability of the employee, and subject to the following provision concerning change of control, upon the termination of the employee's employment by resignation or otherwise. In the event that employee's employment with the Bank is terminated by the employee or the Bank upon a change in control of the Bank, the Bank will pay to the employee a lump-sum termination benefit equal to at least two years base annual salary.

Executive Retirement Plan

         On October 25, 1988, the Bank adopted an executive retirement plan (the "Executive Retirement Plan") for the benefit of eligible employees. The Executive Retirement Plan is administered by a committee of the Board which designates the members who are eligible to participate in the Plan. The purpose of the Executive Retirement

Plan is to assist the Bank and the Company in retaining the service of certain key employees until their retirement, to induce these key employees to utilize their best efforts to maintain and enhance the business of the Bank and the Company and to provide certain benefits to the key employees. Under the Executive Retirement Plan, the Bank allocates each year an amount on behalf of the member necessary to provide an annual income at the member's normal retirement date payable for ten years equal to 35% of the member's average compensation for his three most highly compensated years of employment. While benefits under the Executive Retirement Plan are intended to be unfunded obligations of the Bank, the Bank has elected to purchase insurance policies to fund the obligations. The account of each member is credited with interest at the rate of seven percent and compounded annually. A member shall have a 100% vested interest in his account upon eligibility for retirement, death, termination of his employment or in the event of a merger or acquisition of the Bank of another entity. Upon retirement, the member is entitled to the value of the account distributed in equal installments over a period of five, ten or fifteen years at the election of the member. Prior to a member's retirement, a member's beneficiary is entitled to the greater of the value of the member's account at the time of death, or $200,000 or $250,000 as determined by the Board of Directors. These benefits are not subject to offset for social security benefits payable. Currently, John W. Reuther is eligible to participate in the Executive Retirement Plan. At the retirement age of 65, Mr. Reuther would be entitled to receive an annual estimated retirement benefit equal to $148,613 per year for 10 years.

Split Dollar Life Insurance

         The Bank purchased a split-dollar life insurance policy on the life of John W. Reuther and will further pay the annual premium due on such policy unless Mr. Reuther's employment with the Bank is terminated, voluntarily or involuntarily, or any other termination event described in the Bank's agreement with Mr. Reuther were to occur. Mr. Reuther executed a split-dollar agreement granting a collateral interest to the bank for all premiums paid by the Bank. Pursuant to such agreement, Mr. Reuther is required to repay the Bank for all premiums paid on the life insurance policy upon the earlier of his death, termination of service or other events described in such agreement. Upon the death of the insured, Mr. Reuther's beneficiary shall receive the aggregate death benefit of $1,050,753 payable under such policy less the aggregate premiums paid by the Bank.

Committee Report On Executive Compensation

         Pioneer American Bank, N.A., through its Board of Directors, had determined that all matters dealing with executive compensation shall be analyzed by the Planning Committee. The Board had mandated the exclusion of the management director in the analysis process. The independent directors of the Planning Committee have forwarded the following report on executive compensation. Said report shall be included in the Pioneer American Holding Company Corp.'s 1999 Form 10-K.

         Pioneer American Bank, N.A. through its salary administration plan has implemented compensation policies that compensate all personnel on a fair and equitable basis, while recognizing demonstrated performance and contribution to the successful operation of the organization. More explicitly, a determination has been made through the salary administration process that the relative worth of the President/Chief Executive Officer to the Company is high, with extensive diversification, executive management skills for the entire organization, effective internal and external communication skills, problem-solving skills based on analysis of long-range impact and the ability to make administrative and policy-making decisions required. The relative worth of the other executive officers of the Company is also high with the job requirements identified above also essential. This relative worth of the President/Chief Executive Officer and all executive officers has been translated into salary levels. The salary levels have been initially determined be reviewing labor market salary data from surveys of salaries paid in the external labor market positions comparable to the executive positions in Pioneer American Bank, N.A. The Human Resources department procures this salary data for use by the Planning Committee from a third party independent salary administration firm. The survey sources, whenever possible, include organizations of comparable size for characteristics, such as number of employees and asset size, as well as larger financial institutions with comparable positions.

         The Committee annually evaluates and recommends base compensation, bonus compensation and annual and longer-term incentive compensation for the President/Chief Executive Officer, and other executive officers. Annual increases to the base salary of the President/Chief Executive Officer, and other executive officers are determined by industry and peer group standards, national and regional economic conditions, and by the past and expected future contributions of the individual executive officers. The base salary of the President/Chief Executive Officer and Executive Vice President/Senior Lending Officer for 1999, 1998 and 1997 will be presented in the Company's Form 10-K.

         Bonus compensation is determined on an annual basis by analyzing the achievement of financial goals, including, but not limited to, growth, earnings, return on assets and return on equity. Financial statistics for 1999, as will be presented in the 1999 annual report, reflect success in the attainment of corporate goals. The bonus of the President/Chief Executive Officer for 1999 was based upon corporate performance. All other executive officers were independently analyzed in their individual performance in contributing to the corporate success in determining each bonus.

         In summary, the 1999 compensation of the President/Chief Executive Officer was fixed separately and was based, among other factors, on a review of competitive compensation data from surveys and peer companies. Bonus compensation was paid to the President/Chief Executive Officer on the same terms as all other officers based on corporate performance in 1999.

         The foregoing report has been furnished by Gene E. Goldenziel, Esquire, Richard Chojnowski and Margaret L. O'Connor-Fletcher.

Compensation Committee Interlocks and Insider Participation

         The Bank's Planning Committee, which acts as the compensation committee, is comprised of Directors Chojnowski, Goldenziel and O'Connor-Fletcher. Gene Goldenziel, a member of such committee, is a partner with the law firm of Needle, Goldenziel & Pascale which performs legal services for the Company and the Bank. During fiscal 1999, $80,563 in legal fees were paid to Mr. Goldenziel's firm by or on behalf of the Company and the Bank.

Stock Performance Graph

         The following graph shows a comparison of the five-year cumulative return for the Company's Common Stock, the S&P SmallCap Bank Index (the "Bank Composite") and the S&P SmallCap 600 Index assuming an investment in each of $100 on December 31, 1994 and the reinvestment of all dividends.

                                            TOTAL SHAREHOLDER RETURNS
      375

      350
                                                                                          # 347.35
      325                                                                # 325.81
D
      300                                                                                                     # 302.11
O
      275
L
      250
L
      225
A                                                   # 225.56                                                   + 219.66
      200                                                                + 198.01
R                                                                                          + 195.42
      175
S                               # 159.35            + 157.67                                                   o 170.01
      150
                                + 129.96            o 134.65             o 134.20          o 141.64
      125
                                o 107.32
      100  o 100 + 100 # 100

       75

       50

       25

        0
                 Dec94             Dec95                Dec96               Dec97             Dec98                Dec99

                                                 Years Ending

----------------------------------------------------------------------------------------------------------------------
           o PIONEER AMERICAN HOLDING COMPANY        + S&P SMALLCAP 600 INDEX          #  BANKS COMPOSITE
----------------------------------------------------------------------------------------------------------------------
                                         Total Return To Shareholder's
                                         (Dividends reinvested monthly)

                                                        ANNUAL RETURN PERCENTAGE
                                                               Years Ending

Company/Index                               Dec95       Dec96      Dec97      Dec98        Dec99
--------------------------------------------------------------------------------------------------------
PIONEER AMERICAN HOLDING COMPANY              7.32      25.47      -0.34       5.55        20.03
S&P SMALLCAP 600 INDEX                       29.96      21.32      25.58      -1.31        12.40
BANKS COMPOSITE                              59.35      41.55      44.45       6.61       -13.02

                                                               INDEXED RETURNS

                                                  Base
Company/Index                                    Period                             Years Ending
---------------------------------------------------------------------------------------------------------------------------
                                                 Dec 94       Dec 95       Dec 96       Dec 97      Dec 98       Dec 99
---------------------------------------------------------------------------------------------------------------------------
PIONEER AMERICAN HOLDING COMPANY                 $100        $107.32      $134.65      $134.20     $141.64       $170.01
S&P SMALLCAP 600 INDEX                            100         129.96       157.67       198.01      195.42        219.66
BANK COMPOSITE                                    100         159.35       225.56       325.81      347.35        302.11

Compensation of Directors

         Members of the Board of Directors are compensated at a rate of $300 per meeting attended of the Company and $750 per meeting of the Bank attended ($850 per meeting for Chairman) and $375 per meeting ($425 for Chairman) for meetings not attended up to a maximum of five absences. Non-management directors of the Bank also received a bonus of $10,000 in 1999.

Item 12

Security Ownership of Certain Beneficial Owners and Management

                                                                         Shares of Common
                 Name                           Position            Stock Beneficially Owned(a)      Percent of Class(b)
---------------------------------------   ---------------------   --------------------------------   ---------------------
Richard Chojnowski                        Director                           146,456(c)                     5.11%
3900 Robert Drive
Olyphant, PA

Gene E. Goldenziel                        Director                            55,996(d)                     1.95%

Michael Murphy                            Director                            17,374(e)                     0.61%

Joseph Nasser                             Director                            21,587(f)                     0.75%

Margaret L. O'Connor-Fletcher             Director                            44,816(g)                     1.56%

John W. Reuther                           President/Director                  86,037(h)                     3.00%

Eldore Sebastianelli                      Treasurer/Director                  47,020(i)                     1.64%

John W. Walski                            Director                           101,144(j)                     3.53%

All Directors and Executive Officers
of the Company as a group (11 Persons)                                       533,580                       18.63%

------------------------------------------

(a) The securities "benefically owned" by an individual are determined in accordance with the defination of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission and, accordingly, may include securities owned by or for, among others, the wife and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire within 60 days after March 1, 2000. Beneficial ownership may be disclaimed as to certain of the securities. Except as indicated in the footnotes of this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock indicated.

(b) Does not include shares held by the ESOP except as specifically set forth herein. As of March 1, 2000, the ESOP held 132,648 shares, all of which have been allocated to individual accounts.

(c) All shares are owned jointly with his mother.

(d) Includes 21,736 shares owned jointly with his spouse and 4,000 shares held in an IRA account.

(e) Includes 100 shares owned jointly with daughter and 17,274 owned jointly with spouse.

(f) Includes 6,343 shares owned jointly with spouse and 14,688 held in trust for children.

(g) Includes 200 shares owned by the estate of such director's husband and 44,616 held as trustee for family trust.

(h) Includes 39,000 shares which may be acquired upon the exercise of stock options. Also includes 16 shares held by him as co-trustee for his son, 80 shares held jointly with his son, Michael, and 9,387 shares held by the ESOP which have been allocated to his individual account.

(i) Includes 1,748 shares held as trustee for his grandchildren and 45,272 shares held jointly with his spouse.

(j) Includes 34,648 shares owned jointly with his spouse.

Item 13

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

         The law firm of Needle Goldenziel & Pascale was paid legal fees of approximately $80,560 by or on behalf of the Company or its subsidiaries for legal services rendered during 1999. Gene E. Goldenziel, who is a Director of the Bank and the Company, is a partner in Needle, Goldenziel & Pascale. Needle, Goldenziel & Pascale has been retained by the Bank and the Company to perform legal services in 2000.