Form 10-Q
period 2000-03-31
PIONEER AMERICAN HOLDING CO CORP
filed 2000-05-10
CIK 760731

             FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended March 31, 2000
                               --------------

                                            or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from _____________________ to _______________________
(Amended by Exch Act Rel No.  312905.  eff 4/26/93.)
Commission file Number 0-14506
                       -------

                     Pioneer American Holding Company, Corp.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


                Pennsylvania                            23-2319931
       -------------------------------               ------------------
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)


        41 North Main Street, Carbondale, PA                 18407
        -------------------------------------------------------------
        (Address of principal executive offices)          (Zip Code)


        Registrant's telephone number, including area code (570) 282-2662
                                                           --------------


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
The number of shares outstanding as of  March 31, 2000       2,864,307  shares
                                                             -----------------

                                      INDEX

                     PIONEER AMERICAN HOLDING COMPANY, CORP.

PART I.   FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

                  Consolidated Balance Sheets--March 31, 2000
                    and December 31, 1999.-------------------------------------------------------------Pages 2-3

                  Consolidated Statements of Operations--Three
                     months ended March 31, 2000 and 1999----------------------------------------------Page  4

                  Consolidated Statements of Cash Flows--Three months
                    ended March 31, 2000 and 1999.-----------------------------------------------------Pages 5-6

                  Notes to Consolidated Financial Statements--
                    March 31, 2000.--------------------------------------------------------------------Pages 7-8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.-----------------------------------------------------------Pages 9-12

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings--------------------------------------------------------------------Page 13

         Item 2.  Changes in Securities----------------------------------------------------------------Page 13

         Item 3.  Defaults upon Senior Securities------------------------------------------------------Page 13

         Item 4.  Submission of Matters to a Vote of Security Holders----------------------------------Page 13

         Item 5.  Other Information--------------------------------------------------------------------Page 13

         Item 6.  Exhibits and Reports on form 8-K-----------------------------------------------------Page 13



         SIGNATURES------------------------------------------------------------------------------------Page 14

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Balance Sheets

                                                                              (Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------
                                                                          March 31,                  December 31,
                                                                            2000                         1999
Assets                                                                   (Unaudited)
-----------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                   $  13,216                       15,198

Securities available for sale (cost of securities of $116,266 on March 31, 2000 and $117,374 on
     December 31, 1999)

     Federal agency mortgage backed obligations                              44,699                       46,028
     Other obligations of Federal agencies                                   44,103                       44,237
     Obligations of states and political subdivisions                        15,952                       15,593
     Other securities                                                         6,315                        6,276
-----------------------------------------------------------------------------------------------------------------
Total securities available for sale                                         111,069                      112,134
-----------------------------------------------------------------------------------------------------------------
Securities held to maturity (approximate market value
     of $34,560 on March 31, 2000 and $35,499 on
     December 31, 1999)

         Federal agency mortgage backed obligations                          27,562                       28,296
         Obligations of states and political subdivisions                     8,184                        8,316
-----------------------------------------------------------------------------------------------------------------
Total securities held to maturity                                            35,746                       36,612
-----------------------------------------------------------------------------------------------------------------

Loans, net of unearned discount and deferred loan fees                      245,147                      244,213
Allowance for loan losses                                                    (3,145)                      (3,057)
-----------------------------------------------------------------------------------------------------------------
Net loans                                                                   242,002                      241,156
-----------------------------------------------------------------------------------------------------------------
Accrued interest receivable                                                   3,015                        2,667
Premises and equipment                                                        5,910                        6,267
Other real estate owned                                                         168                          576
Other assets                                                                  4,059                        3,612
Cost in excess of fair value of net assets acquired
     (net of accumulated amortization of $1,000 at March 31,
     2000 and $990 at December 31, 1999)                                        543                          553
-----------------------------------------------------------------------------------------------------------------
Total assets                                                              $ 415,728                      418,775
-----------------------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Balance Sheets, Continued

                                                                           (Dollars in thousands)
--------------------------------------------------------------------------------------------------------------
                                                                     March 31,                    December 31,
                                                                       2000                           1999
Liabilities and Stockholders' Equity                                (Unaudited)
--------------------------------------------------------------------------------------------------------------
Deposits:
     Demand - noninterest bearing                                    $  45,842                         44,752
     NOW and Super NOW                                                  33,713                         37,491
     Savings                                                            56,108                         56,305
     Money Market                                                       21,059                         23,792
     Time                                                              143,152                        137,133
--------------------------------------------------------------------------------------------------------------
Total deposits                                                         299,874                        299,473
--------------------------------------------------------------------------------------------------------------

Accrued interest payable                                                 2,179                          2,029
Dividends payable                                                          573                            573
Other borrowed money                                                    79,489                         84,095
Other liabilities                                                        1,520                          1,007
--------------------------------------------------------------------------------------------------------------

Total liabilities                                                      383,635                        387,177
--------------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Common stock, $1 par value per share, 25,000,000 shares authorized;
     2,935,367 shares at March 31, 2000 and December 31, 1999
      issued                                                             2,935                          2,935
     Additional paid-in capital                                         11,962                         11,962
     Retained earnings                                                  22,355                         21,889
     Accumulated other comprehensive loss                               (3,429)                        (3,458)
     Less:  Treasury stock at cost (71,060 shares)
             on March 31, 2000 and December 31, 1999                    (1,730)                        (1,730)
--------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                              32,093                         31,598
--------------------------------------------------------------------------------------------------------------





Total liabilities and stockholders' equity                           $ 415,728                        418,775
--------------------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statement of Operations (Unaudited)

                                                                                            Three Months Ended
                                                                                          (Dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------
                                                                                 March 31,                        March 31,
                                                                                   2000                             1999
---------------------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                                  $  5,048                            4,812
     Interest on Federal funds sold                                                     4                               82
     Interest on investments:
               Taxable                                                              2,027                            1,974
               Non-taxable                                                            331                              317
---------------------------------------------------------------------------------------------------------------------------

Total interest income                                                               7,410                            7,185
---------------------------------------------------------------------------------------------------------------------------

Interest expense:
     Interest on deposits                                                           2,637                            2,729
     Interest on other borrowed money                                               1,135                              968
---------------------------------------------------------------------------------------------------------------------------

Total interest expense                                                              3,772                            3,697
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                 3,638                            3,488

Provision for loan losses                                                             120                               75
---------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                                 3,518                            3,413
---------------------------------------------------------------------------------------------------------------------------

Other operating income:
     Service charges on deposit accounts                                              388                              376
     ATM fees                                                                         138                              141
     Other income                                                                     195                              126
---------------------------------------------------------------------------------------------------------------------------
Total other operating income                                                          721                              643
---------------------------------------------------------------------------------------------------------------------------
Other operating expenses:
     Salaries and employee benefits                                                 1,322                            1,331
     Net occupancy expense of bank premises                                           269                              285
     Furniture and equipment expenses                                                 225                              242
     Data processing expense                                                           44                               65
     Other expenses                                                                   915                              950
---------------------------------------------------------------------------------------------------------------------------
Total other operating expenses                                                      2,775                            2,873
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                          1,464                            1,183

Income tax expense                                                                    425                              300
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                       $  1,039                              883
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income net of tax
     Unrealized gain/loss on securities
       Unrealized holding gain/(loss) arising during the period                        29                             (862)
       Comprehensive income                                                         1,068                               21
---------------------------------------------------------------------------------------------------------------------------
Earnings Per Share Data:

Basic                                                                            $   0.36                             0.30
Diluted                                                                              0.36                             0.30
---------------------------------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statement of Cash Flows (Unaudited)

                                                                                            Three Months Ended
                                                                                          (Dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------
                                                                                 March 31,                        March 31,
                                                                                   2000                             1999
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                     $ 1,039                               883

  Adjustments to reconcile net income to net
    cash from operating activities:
       Accretion of discount on securities
         and money market investments                                                (13)                              (58)
       Amortization of premium on investment
         securities                                                                   39                               145
       Provision for loan losses                                                     120                                75
       Decrease in deferred loan fees                                                (20)                              (30)
       Increase in accrued interest receivable                                      (348)                             (345)
       Depreciation and amortization of premises
         and equipment                                                               237                               263
       Gain on sale of premises and equipment                                        (32)                                0
       Loss on sale of other real estate                                             120                                33
       Proceeds from the sale of
         PHEAA loans                                                                 297                               216
       Increase in other assets                                                     (461)                             (110)
       Amortization of goodwill                                                       10                                10
       Increase in accrued interest payable                                          150                               204
       Increase (decrease) in other liabilities                                      513                               (14)
---------------------------------------------------------------------------------------------------------------------------
  Total adjustments to reconcile net income to net cash
    from operating activities                                                        612                               389
---------------------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                 1,651                             1,272
---------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from maturities and calls of securities
    held to maturity                                                                 853                             3,299
  Proceeds from maturities and calls of
    securities available for sale                                                  1,109                            11,528
  Purchases of securities available for sale                                         (14)                          (33,947)
  Net increase in loans made to customers, excluding
    provision for loan losses and change in
    deferred loan fees                                                            (1,243)                          (12,332)
  Acquisition of premises and equipment                                              (12)                             (112)
  Proceeds from sale of premises and equipment                                       164                                 0
  Proceeds from sale of other real estate                                            288                               317
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              1,145                           (31,247)
---------------------------------------------------------------------------------------------------------------------------

PIONEER AMERICAN HOLDING COMPANY, CORP.
Consolidated Statements of Cash Flows, Continued (Unaudited)

                                                                          Three Months Ended
                                                                        (Dollars in thousands)
-------------------------------------------------------------------------------------------------------
                                                                     March 31,                March 31,
                                                                       2000                      1999
-------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase(decrease) in demand, NOW and Super NOW,
         savings, money market and time deposits.                   $     401                   (1,953)
     Dividends paid                                                      (573)                    (584)
     Exercise of stock options                                              0                      113
     Purchase of treasury stock                                             0                     (112)
     Addition to other borrowed money                                       0                   25,000
     Repayment of other borrowed money                                 (4,606)                    (967)
-------------------------------------------------------------------------------------------------------

Net cash from financing activities                                     (4,778)                  21,497
-------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                              (1,982)                  (8,478)

Cash and cash equivalents at beginning of period                       15,198                   21,577
-------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                          $  13,216                   13,099
-------------------------------------------------------------------------------------------------------

Supplemental Disclosure:
     Cash payments for interest                                         3,622                    3,493
     Cash payments for income taxes                                       450                      250
     Transfer of assets from loans
         to other real estate                                               0                      149
     Net unrealized loss(gain) on securities
         available for sale, gross                                        (43)                   1,307
     Tax effect on unrealized loss(gain)
         on securities available for sale                                 (14)                     445
-------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

    (1)  Summary of Significant Accounting Policies:

    Business--Pioneer American Holding Company, Corp. (the "Company") and its wholly owned subsidiary, Pioneer American Bank, National Association (the "Bank") provide a wide range of banking services to individual and corporate customers through its branch banks in Lackawanna, Luzerne, Wayne, Wyoming, and Monroe counties in Northeastern Pennsylvania. Pioneer is subject to competition from other financial institutions and other financial services companies. Pioneer is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

    Basis of Financial Statement Presentation--The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended December 31, 1999. The results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. All material intercompany balances and transactions between the Company and its subsidiary have been eliminated. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

     Impact of Other Recently Issued Accounting Standards -- In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement (as amended by SFAS No. 137 in June, 1999) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of certain foreign currency exposures. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier adoption is permitted. The Company has not yet determined the impact, if any, of this statement, including its provisions for the potential reclassifications of investment securities, on earnings, financial condition or equity.

    (2)  Securities Portfolio

Securities available for sale at March 31, 2000 and December 31, 1999 are summarized as follows: (000's)

                                                                       March 31,                              December 31,
                                                                         2000                                    1999
                                                                 Cost           Market Value               Cost        Market Value
                                                             ----------------------------------------------------------------------
Federal agency mortgage backed
     obligations                                             $   47,513             44,699                 48,633         46,028
Other obligations of Federal agencies                            45,976             44,103                 45,980         44,237
Obligations of State and Political subdivisions                  16,487             15,952                 16,485         15,593
Other securities                                                  6,290              6,315                  6,276          6,276
                                                             ----------------------------------------------------------------------

Securities available for sale:                               $  116,266            111,069                117,374        112,134
                                                             ----------------------------------------------------------------------

The adjustment in stockholders' equity for the unrealized loss of the securities available for sale at March 31, 2000, net of tax, was $(3,429,000). Included in other assets are net deferred tax assets of $1,768,000 for this same unrealized loss.

Securities held to maturity at March 31, 2000 and December 31, 1999 are summarized as follows: (000's)

Notes to Condensed Consolidated Financial Statements

                                                                      March 31,                             December 31,
                                                                        2000                                    1999
                                                                   Cost        Market Value               Cost       Market Value
                                                             --------------------------------------------------------------------
Federal agency mortgage backed
     obligations                                             $     27,562         26,321                 28,296         27,198
Obligations of State and Political subdivisions                     8,184          8,239                  8,316          8,301
                                                             --------------------------------------------------------------------

Securities held to maturity:                                 $     35,746         34,560                 36,612         35,499
                                                             --------------------------------------------------------------------

    (3)  Stockholders' Equity and Per Share Data

    The Company currently has one million shares of authorized, but unissued preferred stock. At March 31, 2000 there were 25,000,000 shares of common stock at $1 par value authorized with 2,935,367 shares issued and 2,864,307 outstanding.

    At March 31, 2000 the Company had issued and outstanding 45,125 options to purchase shares of the Company, exercisable at between $8.00 to $13.00 per share. Such options were issued with exercise prices equal to the market value of the Company's common shares at the time of the grant. In the first quarter of 2000 no options were exercised.

    Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding during the period. The dilutive effect of stock options is excluded from basic earnings per share, but included in the computation of diluted earnings per share.

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                         Three Months Ended
                                                                              March 31,
                                                                        2000            1999
                                                                        ----            ----
           Numerator:
                  Net income                                           $1,039              883
                                                                       ======           ======

           Denominator:
                  Denominator for basic earnings per share -
                  weighted average shares                               2,864            2,921

           Effect of dilutive securities -
                  Employee stock options                                   23               26
                                                                       ------           ------

           Denominator for diluted earnings per share -
                  adjusted weighted average shares and
                  assumed conversion                                    2,887            2,947
                                                                       ======           ======

           Basic earnings per share                                    $ 0.36             0.30
                                                                       ======           ======

           Diluted earnings per share                                  $ 0.36             0.30
                                                                       ======           ======

    The market value of the common shares of the Company at March 31, 2000 was $20.75 per share.

Management's Discussion and Analysis of Financial Condition and
Results of Operation

Highlights

    Total assets decreased $3,047,000 or by .7% to $415,728,000 at March 31, 2000 from $418,775,000 at December 31, 1999. The primary reasons for the decrease were decreases in Cash and Due from Banks of $1,982,000, Securities Available for Sale of $1,065,000, and Securities Held to Maturity of $866,000, which were partially offset by increases in Net Loans of $846,000 and Other Assets of $447,000.

    Total liabilities decreased $3,542,000 from December 31, 1999 to March 31, 2000. The primary reason for the decrease was a decrease in Other Borrowed Money of $4,606,000 offset, in part, by increases in Total Deposits of $401,000 and Other Liabilities of $513,000.

    Total Stockholders' Equity increased $495,000 primarily as a result of an increase in Retained Earnings combined with an increase in Accumulated Other Comprehensive Income.

    Average earning assets were $391,265,000 during the three months ended March 31, 2000 and $388,816,000 during the three months ended March 31, 1999, an increase of $2,449,000 or .6%.

    Average total assets for the three months ended March 31, 2000 were $418,095,000 and $415,913,000 for the three months ended March 31, 1999. The return on average total assets was 1.00% for three months ended March 31, 2000. The return on average total assets was .86% for the three months ended March 31 1999. Return on average equity for the three months ended March 31, 2000 was 12.64% and for the same period in 1999 was 10.02%. Average equity was $32,965,000 for the first three months of 2000 and $35,738,000 for the first three months of 1999.

    Net income increased $156,000 or 17.7% comparing the first three months of 2000 to the first three months of 1999. The increase in 2000 was driven by an increase in net interest income after provision for loan losses together with an increase in total other operating income and a decrease in total other operating expenses.

    Net income for both diluted and basic earnings per share was $.36 for the first three months of 2000 and $.30 for the first three months of 1999.

Available for Sale and Securities Held to Maturity

    The Bank's securities portfolio decreased $1,931,000 or 1.3% at March 31, 2000 compared to December 31, 1999. This decrease was in both the Banks' securities available for sale and securities held to maturity and was due primarily to the receipt of payments on mortgage-backed securities held in the Bank's investment portfolio. Offsetting this decrease was a slight increase of $359,000 in obligation of state and political subdivision and $39,000 in other securities, under securities available for sale.

Net Loans

    Net loans increased by $846,000 or .4% at March 31, 2000 compared to December 31, 1999. This increase in net loans was primarily driven by a $3.0 million increase in commercial loans offset by a decrease of $2.0 million in installment loans. Mortgage loans remained relatively constant at March 31, 2000 compared to December 31, 1999.

Other Assets

    Other assets increased to $4,059,000 at March 31, 2000 from $3,612,000 at December 31, 1999. This increase was primarily due to the increase in the Bank's prepaid expenses during the first quarter of 2000.

Total Deposits

    Total Deposits were $299,874,000 at March 31, 2000 and $299,473,000 at
December 31, 1999, an increase of $401,000 or .1%. During the first three months of 2000 NOW and Super NOW deposits decreased $3,778,000. Money Market accounts also decreased by $2,733,000. Offsetting these decreases was an increase in time deposits of $6,019,000. Savings and demand non-interest bearing deposits remained fairly constant.

Other Borrowed Money

    Other borrowed money decreased $4,606,000 at March 31, 2000 from December 31, 1999. Other borrowed money short term was $1,125,000 at March 31, 2000 compared to $4,700,000 at December 31, 1999, a decrease of $3,575,000. The remainder of the decrease in other borrowed money resulted from the scheduled repayment of longer term debt.

Management's Discussion and Analysis of Financial Condition and
Results of Operation, continued

Net Interest Income

    Net interest income before the provision for loan losses increased by $150,000 to $3,638,000 for the three month period ended March 31, 2000 compared to the same period during the prior year.

    Total interest income increased $225,000 for the three month period ended March 31, 2000 compared to the same period in 1999. Average interest earning assets increased by $2,449,000 for the three month period in 2000 compared to the same period in 1999. The average yield on interest earning assets increased approximately 20 basis points using the same 2000 and 1999 comparative period.

    Total interest expense increased $75,000 for the three month period ended March 31, 2000 compared to the same period in 1999. Average interest bearing liabilities increased by $3,655,000 for the three month period in 2000 compared to the same period in 1999. The average cost of interest bearing liabilities increased approximately 04 basis points using the same 2000 and 1999 comparative period.

Market Risk and Interest Rate Risk

    Market risk is the risk to a Company's financial position resulting from changes in market prices or rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investment and deposit taking activities. The Company, through its asset liability management committee, works to evaluate, monitor and limit its exposure to interest rate risk.

    In addition to static gap analysis, the Company also uses simulation analysis to help monitor and manage interest rate risk. In this analysis the Company examines the result of a 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities as well as growth rates of deposit and loan portfolios. The results of this rate shock are a useful tool to assist the Company in assessing the interest rate risk inherent in its balance sheet. Below are the results of this rate shock analysis as of March 31, 2000 and 1999.

                                      March 31, 2000                                   March 31, 1999
                        ----------------------------------------           ----------------------------------------
                         Net Interest       Percentage Change in           Net Interest        Percentage Change in
  Change in Rates       Income Change        Net Interest Income           Income Change       Net Interest Income
  ---------------       -------------        -------------------           -------------       -------------------
       +200                   38                    0.25%                       692                   4.49%
      Static                  -                       -                          -                      -
       -200                 (821)                  (5.38%)                    (1,685)                (10.93%)

    A 200 basis point rise in interest rates results in a .25% increase in interest income. A 200 basis point decrease in interest rates results in a decrease in interest income primarily due to optionality in the Company's securities portfolio. In a falling rate environment it is assumed that certain of the Company's securities would be called and the resulting cash flows would be reinvested at the lower prevailing rates.

Provision / Reserve for Loan Losses and Nonperforming Loans

                                                            March 31,                 December 31,                 March 31,
                                                              2000                        1999                       1999
                                                       ----------------------------------------------------------------------
Balance at beginning of period                         $      3,057,000                 2,909,000                  2,909,000
Recoveries                                                       13,000                    42,000                      3,000
Less:  Charge Offs                                               45,000                   264,000                    123,000
Provision for Loan Losses                                       120,000                   370,000                     75,000
-----------------------------------------------------------------------------------------------------------------------------
Balance at end of period                               $      3,145,000                 3,057,000                  2,864,000
-----------------------------------------------------------------------------------------------------------------------------

    The provision for loan losses for the first three months of 2000 amounted to $120,000 compared to $75,000 for the three months ended March 31, 1999. Net charge offs for the first three months of 2000 totaled $32,000 while net charge offs for the comparable period in 1999 were $120,000. The ratio of net charge offs to average loans outstanding was .01% for the first three months of 2000 and .05% for the first three months of 1999.

    The allowance for loan losses at March 31, 2000 totaled $3,145,000, increasing $88,000 or 2.88% from $3,057,000 at December 31, 1999. The Company's ratio of allowance for loan losses to total loans outstanding was 1.28% at March 31, 2000, compared to 1.25% at December 31, 1999.

Management's Discussion and Analysis of Financial Condition and
Results of Operation, continued

Provision / Reserve for Loan Losses and Nonperforming Loans, continued

                                                03/31/2000           12/31/1999
                                               ------------         ------------
           Non Accrual                           $  1,968             $ 1,444
           90 Days and More Past Due                1,092               1,076
           Restructured                             1,184               1,014
                                                 --------             -------
                                                 $  4,244             $ 3,534

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

    The loan loss reserve as of March 31, 2000 has been deemed adequate by management. This amount is sufficient to cover inherent losses in the loan portfolio given the present past due, nonperforming and classified loan levels. Determination of loan loss reserve adequacy follows the guidelines in the Comptroller's Banking Circular No.201(revised), including risk loss analysis, specific allocations for problematic credits and provision for class loans, and the requirements of SFAS No. 114, as amended.

Other Operating Income

    Other operating income increased $78,000 or 12.1% for the three month period ended March 31, 2000 compared to the same period in 1999. During the first quarter of 2000 the Bank sold one of its supermarket branches to another financial institution. The transaction resulted in a net gain of $54,000 which was recognized during the first quarter of 2000.

Other Operating Expenses

    Other operating expenses decreased $98,000 or 3.4% for the three month period ended March 31, 2000 compared to the same period in 1999.

    Together with slight decreases in salaries and employee benefits and occupancy expenses, the decrease in other operating expenses for the three month period was due primarily to a $21,000 decrease in data processing expense combined with a $35,000 decrease in other expenses. The decrease in other expense resulted primarily from decreases in marketing expense, legal fees and supplies. Other expense for the first quarter of 1999 included approximately $78,000 of severance expenses related to the retirement of the Company's Chief Executive Officer. Other expenses for the first quarter of 2000 included approximately $93,000 of merger related expenses.

Income Taxes

    The provision for income taxes for the first three months of 2000 was $425,000 compared to $300,000 for the first three months of 1999. The effective rate for the first three months of 2000 was 29.0% compared to 25.4% for the same period of 1999. The fluctuation in the Company's tax expense and effective tax rate is primarily due to management's strategy of investing in tax free securities and to the level of pre-tax income. For the first three months of 2000 the Bank had non-deductible merger expenses of approximately $93,000.

Liquidity and Capital Adequacy

    The objectives of the Corporation's capital management policy place an emphasis on both current financial positioning and future capital needs based on anticipated growth. These objectives are maintained by management, which monitors its liquidity requirements through its asset/liability management program. This program, together with other management analysis, enables the bank to meet its cash flow requirements and adapt to the changing needs of the Company's customers and the requirements of regulatory agencies. As of March 31, 2000, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under its regulatory guidelines. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of greater than or equal to 10%, 6%, and 5%, respectively.

Management's Discussion and Analysis of Financial Condition and
Results of Operation, continued

Liquidity and Capital Adequacy, continued

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

Year 2000

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

Company State of Readiness

     The Company has completed an assessment of its core financial and operational software systems and has taken the necessary steps to bring them into compliance. The transition to the Year 2000 took place with no disruption of normal business operation. The Company will continue to monitor its financial and operational software systems for signs of Year 2000 related issues, although none are expected. The Company expects no significant future expense in the Year 2000 related to this issue.

Forward Looking Statements

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

Part II.

Item 1.  Legal Proceedings

Pioneer American received a letter dated March 9, 2000, from counsel retained by a former executive officer of Pioneer American, stating an intention to take legal action against Pioneer American in connection with the purchase of his shares by Pioneer American in August of 1999. In the letter, the former executive officer demands that payment be made to him in the approximate amount of $592,285. Pioneer American believes that this claim is without merit and intends to aggressively defend any action if formal proceedings are instituted. Because no formal action has been instituted, Pioneer American is unable to ascertain whether an unfavorable outcome is either probable or remote, or in the event of an unfavorable outcome, the amount of the loss, if any.

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

Item 6.  Exhibits and Reports on Form 8-K

During the quarter ended March 31, 2000, the Company filed the following current reports on form 8-K.

     (1) A report filed January 4, 2000 stating that Pioneer American Holding Company Corp. and NBT Bancorp Inc. announced that they had entered into an Agreement and Plan of Merger, dated as of December 7, 1999.

                                  SIGNATURES *

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PIONEER AMERICAN HOLDING COMPANY, CORP.

Date:  May 8, 2000                      By
       -----------                        --------------------------------
                                          John W. Reuther
                                          President & C.E.O.




Date:  May 8, 2000                      By
       -----------                         -------------------------------
                                           Richard J. Lapera
                                           Vice President & Comptroller




Date:  May 8, 2000                      By
       -----------                        --------------------------------
                                           Allan A. Muto
                                           Chief Financial Officer